Form 10-K
period 2021-12-31
UserTesting, Inc.
filed 2022-03-04
CIK 1557127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-K
_________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission file number: 001-41049
_________________________________________________
UserTesting, Inc.
_________________________________________________
(Exact name of registrant as specified in its charter)

Delaware	26-0339214
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

144 Townsend Street San Francisco, California 94107
(Address of principal executive offices) (Zip code)

(650) 567-5616
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	USER	New York Stock Exchange
Securities registered pursuant to section 12(g) of the Act: Not applicable
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7 262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on November 19, 2021 as reported by the New York Stock Exchange on such date was approximately $1.2 billion. The Registrant has elected to use November 19, 2021, which was the closing date of the initial public offering of its common stock, as the calculation date because on June 30, 2021 (the last business day of the Registrant’s most recently completed second fiscal quarter) the Registrant was a privately held company. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purpose.

As of February 28, 2022, 142,440,549 shares of the registrant’s common stock, $0.0001 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to the 2022 Annual Meeting of Stockholders are incorporated herein by references in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2021.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), about us and our industry that involve substantial risks and uncertainties. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future operating results and financial condition, our business strategy and plans, market growth and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “target,” “plan,” “expect,” and similar expressions are intended to identify forward-looking statements.
Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:
•our future financial performance, including our expectations regarding our subscription and professional revenue, cost of revenue, gross profit or gross margin, operating expenses, including changes in operating expenses, and our ability to achieve and maintain future profitability;
•the impact of the COVID-19 pandemic on our operations, financial results, and liquidity and capital resources, including on customers, sales, expenses, and employees;
•our business plan, our pricing model, and our ability to effectively manage our growth;
•anticipated trends, growth rates, and challenges in our business and in the markets in which we operate;
•market acceptance of our products and services and our ability to increase adoption of our products and services;
•beliefs and objectives for future operations;
•our ability to further attract, retain, and expand a community of consumers and participants;
•our ability to timely and effectively scale and adapt our products and services;
•our ability to develop new products and services and bring them to market in a timely manner and enhance our existing products and services;
•our expectations concerning relationships with third parties;
•our ability to maintain, protect, and enhance our intellectual property;
•our ability to continue to expand internationally;
•the effects of increased competition in our markets and our ability to compete effectively;
•future acquisitions or investments in complementary companies, products, services, or technologies;
•our ability to stay in compliance with laws and regulations that currently apply or become applicable to our business both in the United States and internationally;
•economic and industry trends, projected growth, or trend analysis;
•the attraction and retention of qualified employees;
•increased expenses associated with being a public company; and
•other statements regarding our future operations, financial condition, and prospects and business strategies.
These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in Part I, Item 1A, “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. We undertake no obligation to update any of these forward-looking statements for any reason after the date of this Annual Report on Form 10-K or to conform these statements to actual results or to changes in our expectations, except as required by law.
You should read this Annual Report on Form 10-K and the documents that we reference in this report and have filed with the Securities and Exchange Commission (SEC) as exhibits to this report with the understanding that our actual future results, performance, and events and circumstances may be materially different from what we expect.

Part I
Item 1. Business
Overview
Our mission is to empower every organization with the breakthrough perspectives they need to deliver truly exceptional customer experiences using human insight.
We have pioneered a video-first, enterprise-grade SaaS platform that enables organizations to see and hear the experiences of real people as they engage with products, designs, apps, processes, concepts, or brands. Our platform captures authentic, credible, and highly contextualized customer perspectives from targeted audiences who have opted in to share their thoughts, whether for digital, real-world, or omnichannel experiences. Using machine learning, our platform analyzes these perspectives and surfaces key moments of insight rapidly and at scale. This helps organizations to free up time and resources and make better customer experience decisions faster using the power of video to drive alignment and action.
As the world and consumer behavior change, companies are increasingly differentiating themselves based on their ability to deliver the best experiences for their customers. Organizations are spending billions of dollars to understand their customers through data. Despite all these investments, there is still a significant gap between an organization’s perception of its customer-centricity and its customers’ perceptions of their experiences. This divide, or “empathy gap,” has a direct impact on the end customer and often leads to poor customer experiences.
To deeply understand what it is actually like to be a customer, organizations need to continuously engage with, listen to, and observe their customers directly. Consumers are accustomed to sharing their thoughts and perspectives through video and online channels. Customer experience solutions must help organizations tap into the rise of this video-first culture to develop a closer connection with their customers and build a deeper understanding that is missing from the data trend lines, charts, and graphs that many organizations rely on today. By understanding customers and their perspectives better, organizations can create better customer experiences that stimulate growth, drive loyalty, and expand market share.
The power of the UserTesting Human Insight Platform is our ability to capture and analyze Customer Experience Narratives (CxNs). CxNs are digitally recorded video narratives from targeted, opt-in audiences from our unique UserTesting Contributor Network or an organization’s own network. These video-based recordings capture the perspectives and experiences of these audiences in narrative form. Our technology enables our contributors or customers of an organization to record their screen or actions on camera as they consider and engage with products, designs, processes, concepts, or brands. As a result, we capture a broad array of human signals needed to truly understand a human experience, including: intonation and tone of voice, facial expressions, body language, visuals, and actions (both digital and real world), all overlaid with a person’s thoughts spoken out loud as they go through an experience. This rich and immersive format enables organizations to see the experiences that they have designed, created, and delivered through their customers’ eyes.
Organizations use our platform to surface and manage human insight, collaborate with others, and share these insights among teams. We believe experience narratives are a more powerful catalyst than any data set for aligning teams and motivating people to act, and that developing a shared understanding of customers through human insight is mission critical for organizations to drive better decisions that create and deliver exceptional customer experiences.
Organizations derive value from our platform in many ways, across a variety of use cases and functional teams. Digital teams use our platform to improve their customers’ browsing and purchasing experience across channels. Product teams use our platform to vet new market opportunities and understand product-market-fit and customer needs, throughout the entire product creation process from concept to post-launch. Marketing teams leverage our platform to get reactions and diverse perspectives on their brand messaging, marketing campaigns, landing pages, product naming, and pricing to ensure that they resonate. Research and design teams run studies on our platform to understand changing customer behavior, test new designs and prototypes, and find usability concerns. And customer experience teams use our platform to better understand the full customer journey and customer expectations while interacting with different parts of the business. Beyond these use cases, many teams use our platform to benchmark their customer experiences against their competitors.
Our platform is architected to be video-first, easy-to-use, and quick to return insights (typically in less than a day and often within a few hours) – all on a secure, enterprise-grade, and highly scalable foundation. We have built sophisticated technology to capture video and other rich data streams from computers, tablets, and smartphones, for a range of experiences including web, mobile, real world, and omnichannel. We provide easy-to-use templates and a template builder that our customers use to define the set of questions they want to ask and tasks they want a person to do within an experience. We leverage our industry-leading, purpose-built network of contributors to provide organizations authentic, credible, and highly contextualized customer perspectives on those experiences. Since our founding, we have steadily built up our network of contributors and have qualified over 600,000 contributors in that time. The quality of the UserTesting Contributor Network and speed with which our platform delivers results keeps teams on our platform engaged to run more experience tests and attracts new teams to the platform. Our platform handles four streams of data: screen or real world recordings through video; voice through audio; facial expressions through video; and digital interactions through clickstream data for digital properties. The volume and richness of these data sources, along with audience profile, question, and task data, enable us to develop several proprietary machine-learning models that we use for audience targeting and distribution, and for rapid analysis to surface key moments of insight from the perspectives we capture.
Our go-to-market model is based on a direct sales force that is optimized for the size and geography of a customer’s organization. We have also started investing in creating channel partnerships and relationships with resellers, distributors, and strategic partners to broaden our reach. As of December 31, 2021, we had more than 2,300 customers, including more than half of the world’s top 100 most valuable brands according to Forbes, and over 300 large customers with at least $100,000 of ARR.
We have achieved significant growth in recent periods. For the years ended December 31, 2021, 2020, and 2019 our total revenue was $147.4 million, $102.2 million, and $76.6 million, respectively, representing period-over-period growth of 44% and 33%, respectively. As we have grown our business, we have made significant investments in sales and marketing and research and development. As a result, for the years ended December 31, 2021, 2020, and 2019, our net loss was $50.7 million, $34.0 million, and $19.6 million, respectively.
The UserTesting Human Insight Platform
UserTesting is transforming how today’s organizations understand what it is actually like to be a customer and build exceptional experiences for their customers.
How Our Platform Works
Target Diverse Customer Perspectives – Select the experience to be tested, either by uploading a digital file, linking to an app or web page, or providing instructions to take a real-world action. The platform helps to structure a series of questions or requests to perform tasks, and then finds a matching set of contributors in one of the networks. If using the UserTesting Contributor Network, the platform can be used to define a target audience, using predefined and custom filters. It then automatically targets contributors based on defined criteria.
Generate CxNs – Matched contributors log into our platform to complete the experience test, answer questions, and perform tasks, while they narrate their thoughts out loud. Each experience is fully recorded and the platform generates a series of experience narratives representing the diverse perspectives of each contributor in a rich and immersive format that includes screen activity, actions captured by camera, voice, and facial expressions. CxNs are delivered typically in less than a day and often within a few hours, enabling organizations to integrate human insight into their everyday operations.
Discover & Share Human Insight – Organizations watch experience narratives using our embedded video player. The platform offers several tools, such as transcripts, tagging, and video clips, to quickly find insights. Additionally, the platform also automatically suggests insights based on machine learning. Powerful visualizations of CxN data surface interesting insights and help organizations get to the moments that matter faster. Because of the persuasive video-first format, key moments and learnings are often shared in email, presentations, or in various channels to drive empathy and a shared understanding of the customer, along with more urgency and action.
Use Cases
Organizations use the UserTesting Human Insight Platform across many teams, such as digital, product, marketing, research and design, and customer experience teams. Many organizations also use our platform to gain critical competitive intelligence by watching different target audiences compare their offerings against those of their competitors. As we see more teams and use cases emerge within an organization, we have observed our platform expand into customers’ human resources, customer support, IT, training, and operations teams.
Key Benefits of Our Platform
Capturing Authentic, Credible, and Highly Contextualized Video-first Customer Perspectives
We capture and collect highly contextualized video narratives of a customer experience. These narratives provide unique and rich foundational information for surfacing key moments of insight and enable the viewer to have a first-person understanding of the customer and the customer’s experience. Our CxN capture technology handles four streams of data from each video and multiple human signals, all combined with audience and test plan data. From this richer and more engaging format, which can be used for both digital and real world experiences, organizations receive authentic, credible, and highly contextualized perspectives and insights from their customers that provide the depth and context necessary to improve customer experience and differentiate their position from competitors.
Delivering Customer Perspectives at Rapid Speed and at Scale to Support the Quick Iterative Process of Today’s Organizations
Our platform enables organizations to collect diverse customer perspectives at the speed and scale necessary to keep pace with the iterative and rapid workflows of today’s business environment. Our software technology allows organizations to create and distribute experience tests to their desired audiences and get results typically in less than a day and often within a few hours.
Target and Find the Most Relevant Audience to Provide their Perspectives
Organizations can quickly define and find their target audience on the platform – whether utilizing the UserTesting Contributor Network, using their existing networks or database of contacts, or in any network they can reach with a hyperlink. Our platform enables finding a specific target audience using any combination of demographic and other custom filters, device type preferences, language requirements, and flexible screening questions. Unlike other customer experience tools, where the customer may not be aware they are being tracked, contributors on our platform must first opt-in. Our approach gives organizations better certainty that they can quickly find their desired audience who will share high-quality and unique perspectives, and who want to participate and help shape better experiences.
Analyzing and Surfacing Key Moments of Insight in an Easy to Understand and Actionable Form
Our platform uses analytics and machine learning to detect customer intent and sentiment to quickly pinpoint moments that matter within these video-based recordings. At the same time, we deliver those moments of insight in a powerful and quickly consumable video clip format that better conveys the full set of important human signals that build a deeper understanding of the customer experience, driving stronger alignment and urgency to act.
Freeing Up Time and Resources for Organizations
Our platform saves our customers significant time that would have been spent in more manual processes such as test creation, recruiting participants, scheduling customer interviews, managing participant data, and reviewing interview videos to pinpoint the important moments of insight. Traditional outsourced focus groups or in-house labs usually take weeks or months to run a customer experience study, but our platform can deliver results and insights typically in less than a day and often within a few hours. As organizations become more agile and need to make a greater number of decisions to deliver their services, our platform also saves them money by lowering the incremental costs to learn directly from diverse customer perspectives.
Democratizing Access to Customer Perspectives – Making It Easy for Anyone to Make Decisions Based on Human Insight
Our platform is easy to use, making it accessible to a broad range of business users beyond traditional market researchers, user experience researchers, and other experts. Customer experience is a matter of organization-wide strategic importance, and we make it easy for anyone in an organization to reach their target audience and get a deeper understanding of their customers.
Providing an Enterprise-Grade Platform with Integrations into Business Operations and Workflows
Our platform has been architected to support the needs of today’s enterprises, and includes state-of-the-art encryption and identity management capabilities to ensure the security and privacy of customer data. We also offer extended features for customer experience experts who need more comprehensive capabilities. Finally, we are continually growing our ecosystem, with integrations into common business applications, such as Adobe XD, Qualtrics, Slack, Jira, and Trello, and we are building out open application programming interfaces (APIs) that promote seamless collaboration and sharing of insights.
Our Growth Strategies
Acquiring New Customers
We believe that understanding and improving customer experiences through human insight represents a broad and underpenetrated market opportunity. We will continue to invest aggressively in sales and marketing to continue to acquire new customers, and our go-to-market model is built in a scalable way to support new customer growth of all sizes.
Expanding Within Existing Customers Across Core and New Functional Teams
We are focused on driving value, additional adoption, and growth within these customers using our land-and-expand model. Our platform’s use cases are continuing to expand as customers continue to see value from human insight, which drives adoption across multiple teams.
Continuing to Grow Internationally
To further our international strategy and focus, we have sales offices in Edinburgh, Scotland covering the Europe, Middle East, and Africa (EMEA) region and Singapore covering the Asia-Pacific (APAC) region. In 2021, approximately 18% of our total revenue came from customers outside the United States. International revenue increased approximately 76% compared to the prior year period. We believe international expansion will be a key growth driver for our business.
Innovating and Expanding Our Platform
We have a strong history of innovation and have pioneered a video-first, enterprise-grade platform that enables organizations to see and hear the experiences of real people as they engage with products, designs, apps, processes, concepts, or brands. We intend to continue to invest in new features and functionality, extending the platform to a broader range of enterprises, geographies, users and use cases.
Deepening Our Network of Channel Partnerships
We are in the early phases of building out our UserTesting partners and reseller program. Our focus areas include working with agencies, systems integrators, and resellers. All of these channels will enable us to achieve go-to-market leverage as we scale, supporting our continued growth.
Our Platform and Capabilities
The UserTesting Human Insight Platform offers organizations a unique and differentiated way to get access to a vivid first-person understanding of a customer’s experience and perspectives. The platform helps to systematically bring experience creators and decision makers closer to their customers as they build new products, services, apps, and brands that are changing the world.
The platform delivers these perspectives and experiences of real people through our video-first Customer Experience Narratives and helps to quickly surface key moments of human insight. Key components of the platform include:
•CxN Core. The core is powered by three engines that help organizations create Customer Experience Narratives or CxNs: the Capture and Live Streaming Engine, the Test Plan Engine, and the Distribution Engine.
•CxN Audience Management. This helps organizations quickly define and find their target audience on the platform – whether in the UserTesting Contributor Network, a customer’s existing network or database of contacts (such as loyalty program members or frequent users), or in any network they can reach with a hyperlink.
•Human Insight Management. There are four main components of Human Insight Management that help organizations analyze CxNs generated through the platform, surface insights quickly, collaborate with teams, and share insights across an organization to inspire action and drive urgency: Analytics and Visualizations, Intelligent Insights, Collaboration and Workspaces, and Sharing.
•Data and Machine Learning. The foundation of our platform is built using a powerful data and machine learning layer. The platform stores all our audience data, test plan data, application data, and an extensive CxN dataset.

This data set is continually enriched and the many features across the platform built on top of these machine learning models, such as the intelligent insights, are continuously validated and corrected. These self-training models build continuous learning directly into the platform, making the platform itself more intelligent and better over time.
•Privacy, Security and Compliance. We offer capabilities to help the platform better scale across thousands of users, become embedded within organizations’ business processes, and help organizations comply with applicable security, privacy, and compliance requirements.
•APIs and Integrations. Using APIs, we can initiate a templatized test launch and extract results in the form of video clips. We use our APIs to build specific integrations to popular partner and third-party business apps, giving customers turn-key integrations that promote seamless test creation (e.g., through Adobe XD) and sharing of CxN clips (e.g., through tools like Slack, Jira, and Trello).
Our Technology
Our technology and infrastructure enable us to build and continuously innovate on our Human Insight Platform. We designed our platform to be video-first because we anticipated that it would be the most important and demanding of the available sources – the keystone to handling all of our anticipated data streams. Video requires expertise in encoding, decoding, multiplexing, and synchronization, and poses challenges related to bandwidth and network performance to a much higher degree than other forms of communication like voice, chat, and content sharing. Several years ago we started adding additional streams of data, such as the clickstream to complement video, enabling the platform to deliver a richer multiple stream format, the CxN.
Our experience with multiple streams and types of data is particularly important. Other approaches to customer experience insight focus on a single source, such as facial expressions in video, sentiment in audio, and behavior in a clickstream. While these are all interesting in isolation, the combination is significantly more valuable than any one of them alone. Combining, analyzing, and managing them in the aggregate is how our technology platform enables our customers to gain deeper insight from a CxN than they get from other solutions. Our platform is cloud-native and provides customers with the reliability, scalability, and security they expect and need.
The Key Tenets of Our Technology Platform:
•General and Special Purpose Data Stores. Efficient data storage is fundamental to our ability to use the vast amounts of data we collect every day. We combine relational databases, NoSQL databases, file stores, and a graph database to optimize query speed, scalability, and reliability. To meet our customers’ need for local storage, we also store data across multiple availability zones and across regions.
•Data Access, Data Visualization, Video Processing, and Data Processing. We use highly scalable microservices to process video and data. REST and GraphQL APIs expose data in optimized formats as well as advanced algorithms implemented in the video and data processing layer, which includes live streaming of dual video channels, an audio channel, and bi-directional data channels from/to each connected endpoint.
•Machine Learning Model Development and Execution. We combine human analysis with machine learning (ML) enabled analysis to gain deep insights from CxNs. Our technology platform includes a fully integrated development environment to build, train, and deploy ML models, allowing us to rapidly innovate and bring new capabilities into the Human Insight Platform.
•CxN Capture Technology. Our capture technology works across many device types, using browser plugins, self-loading scripts, and apps as appropriate. This allows us to capture all aspects of a customer’s perspective and is optimized for web and mobile app experiences to enable a smooth CxN creation process. Depending on the use case, we can stream all data to our servers or we can record locally and later upload the recordings to our servers for further processing.
Proprietary Machine Learning Models
The volume and richness of our dataset has also enabled us to develop several proprietary machine learning models based on one or more of the CxN data sources, including:
•Natural Language Processing based on transcribed CxN audio to identify positive and negative sentiment, identify reactions such as confusion, and finding questions and their answers in a CxN.

•Image-based Models to identify icons and to group path flows based on the layout of pages and screens, enabling deeper analysis of contributor interactions with webpages or application interfaces.
•Audio-based Models to rate the quality of a CxN based on volume, tone, inflection, and other factors.
•Demographic and Behavior-based Models based on contributors’ CxNs to maintain optimal level of engagement of our contributors.
•Multi-source Models to identify intent in a CxN and to recognize indicators of engagement within a CxN, including joy and excitement as well as frustration and disengagement.
The nature of the Human Insight Platform and how our customers use it is a unique source of training data for many of our machine learning models. Customers interact with CxNs in many ways, such as commenting, tagging, making clips, and rating CxNs. Each interaction helps label the data set, creating valuable training data on discrete elements within an experience narrative as well as overall quality. We can also leverage the multiple data sets within each CxN to further refine our ML algorithms by using the data sets to label each other. For instance, we use voice data to identify a contributor’s mood changes during a CxN, then use that information to train the clickstream algorithm to recognize how these mood changes reflect in cursor movements and clicks of the same CxN. The insights gained from our machine learning models encourage customers to engage with and expand usage of our Human Insight Platform, compounding growth in the volume of training data available to our models.
Organizations harness the power of our ML models through our proprietary visualizations that make it easier for them to identify and focus on the most relevant sections of a CxN. For instance, our sentiment and intent ML models automatically generate tags that are used in our platform in combination with multiple CxN data streams to create a single visual output. The aggregated flow of many experience narratives can be explored in a single interactive graph that shows common and divergent experiences of a set of contributors completing the same set of tasks. Overlays of sentiment and intent analysis can then identify critical moments in each CxN where an organization may want to focus attention.
We believe our technology sets us apart through our unique ability to control everything from capture through analysis to visualization. We have innovated on capture based on needs arising from analysis or visualization, and captured data has led us to innovations in analysis and visualization. While we can ingest video and audio from almost any source and analyze it, it is the unique CxN, multiple-stream format that enables us to do the deepest analysis and that enables the most powerful visualizations. The technology platform and the access to an ever-growing set of training data let us innovate and deliver value to our customers rapidly.
Research and Development
We invest substantial resources in research and development to enhance our platform, develop new features, and improve our infrastructure. Our research and development organization is responsible for the design, architecture, testing, and quality of our platform, and we focus our efforts on developing our core technologies and further enhancing the usability, functionality, reliability, performance, and flexibility of our platform.
Professional Services
Our professional services team provides our customers with a broad range of services, including delivering research studies, training services, and strategy workshops, to help them realize the full benefits of the UserTesting platform. Our customers also have access to both on-demand and live educational courses through our online programs. Our service offerings range from hourly guidance projects to ongoing research and program management engagements, to meet the varying needs of our wide-ranging customer base.
Our Employees and Human Capital
UserTesting has a unique company culture that is a critical component to the success of our customers and ultimately the success of the business. Our core values represent our shared beliefs and show who we strive to be as a company. They are Get Better, Drive Results, Customers First, Be Kind and Keep it Simple (BRiCKS). Our values are what define and preserve our culture as we continue to build a great company – brick by brick.
As a company, we share many of the same traits as our customers who tend to be curious people who value empathy, human insight, diversity, experimentation, and iterative learning. We believe that there needs to be more empathy in business and in relationships with employees, customers, partners, and stakeholders. When people are exposed to different perspectives and can better understand their motivations – it is easier to solve problems, create new solutions, communicate in terms that resonate, and build trust with diverse audiences. This culture and our shared set of beliefs is key to attracting and retaining the best talent.
As of December 31, 2021, we had 783 employees, including 191 in research and development, 360 in sales and marketing, and 77 in general and administrative. We also engage contractors and consultants. None of our employees are represented by a labor union or are a party to a collective bargaining arrangement and we have not experienced any work stoppages. We consider our relations with our employees to be good. We work to identify, attract, and retain employees who are aligned with and will help us progress towards our mission, and we seek to provide competitive cash and equity compensation.
We are committed to creating and supporting an inclusive environment that promotes and encourages diversity, belonging, wellness, and career development. This commitment extends to all aspects of our relationships with our team members, including in the hiring and promotion process, training, compensation, benefits, and career development.
Inclusion, Diversity, Equity, and Belonging
We seek employees who bring diverse backgrounds, perspectives, and experiences to our culture, and who reflect our diverse society.
We track and report our key human capital metrics, including our workforce demographics, diversity data, and employee turnover and regularly share these figures with the compensation committee of our board of directors. In 2021, we continued towards our goal of achieving parity in representation for women on our worldwide team, by achieving 46% representation of women as of December 31, 2021.
We know there is still more that we need to do to cultivate our talented workforce and continue to foster trust. We use a variety of channels to facilitate open and direct communication, including open forums with executives, employee experience surveys, and engagement through various employee resource groups, including the Women@, Black@, LGBTQIA@, Latinx@ and many others.
Commitment to Pay Equity
We conduct periodic third-party audits of team members’ salary to confirm that our employees are paid equitably for their work, regardless of race or ethnicity, gender, or other characteristics not relevant to their role or performance in it. If an audit reveals statistically significant differences that cannot be explained by legitimate business factors for team members who hold similar positions, we address these issues directly. In 2021, we assessed our pay programs by working with external consultants to evaluate our U.S., UK and Canada salaries. That assessment found that our top drivers of pay are what we believe are the right factors: job, location, and level.
Our Commitment to ESG
Community Involvement
We drive social good through our commitment to corporate citizenship in the communities in which we operate. In 2021, we became a member of the Pledge 1% movement and are currently committed to donate volunteer hours and use of our platform to support underserved communities. We encourage our employees to volunteer their time to the community by providing eight hours of paid time off every quarter for volunteering activities, which translates into the ability of our team to donate thousands of volunteer hours a year. Additionally, in 2019 and 2020, we and our employees donated more than $80,000 in employee and corporate donations to these efforts.
Sustainability and Global Impact
As a technology company, we have implemented several initiatives relating to the sustainable use of resources, including implementing technological tools, encouraging our employees to recycle and compost when in office, offering reusable dishware and utensils, providing filtered water dispensers to discourage consumption of bottled water in most of our breakrooms, and disposing of old computers and other electronic equipment with an electronic waste vendor so that such equipment is responsibly recycled, repurposed, or donated. In addition, our internal sustainability resource group helps drive employee-led environmental sustainability efforts.
Business Ethics, Integrity, and Governance
From our board of directors to every team member, the work we do each day is guided by a robust commitment to our business ethics and integrity program. We encourage everyone to do the right thing. Integrity is embedded in our culture and something we promote from the top down and throughout our business. Through our Code of Business Conduct and Ethics and related policies, we promote responsible, safe, and transparent interactions between our employees, contributors, and customers.
Our Customers
As of December 31, 2021, we had over 2,300 customers of all sizes globally across a variety of industries including more than half of the world’s top 100 most valuable brands according to Forbes. During the years ended December 31, 2021, 2020 and 2019, 82%, 85% and 91%, respectively, of our revenue was generated from customers located in the United States. No single customer accounted for more than 10% of accounts receivable as of December 31, 2021 and 2020. No single customer accounted for more than 10% of our total revenue during the years ended December 31, 2021, 2020 and 2019.
Sales and Marketing
Our sales and marketing teams work closely together to help new customers discover, try, adopt, and expand usage of UserTesting over time. We include customer success, renewals management, and a single revenue operations and strategy team under the sales organization to align these efforts to best support our customers.
The sales organization is responsible for driving new customer opportunities and customer expansion and growth through cross-sell and up-sell opportunities. Our primary sales channel is through a direct sales force that is optimized for the size and geography of a customer’s organization from small to medium businesses to enterprise customers. Our customer success and renewal organizations complement our sales teams by consulting with our customers to help grow adoption, realize the value and impact of our platform, drive subscription renewals, and expand to new users and use cases.
The marketing organization is responsible for building awareness in the market, generating demand and preference for the brand, and creating experiences and programs to drive customer engagement, adoption, and customer advocacy. We leverage strong inbound demand through our website to generate leads and use content marketing, search marketing, influencer marketing, and other techniques to increase traffic to our website. We extend our reach through online advertising, over-the-top-TV (OTTV) and out of home advertising, virtual and in-person events, partner marketing, content syndication, and account-based marketing. We view our customer conferences as playing a key role in providing current and future customers and thought leaders in the industry with an understanding of our platform through interactions with peers, UserTesting University training and certifications, and by highlighting customer use cases and best practices.
Seasonality
We generally experience seasonality in billings with our customers, and we typically record a higher percentage of billings in our fourth quarter, as we have historically executed many of our contracts in the fourth quarter due to the calendar year-ends and procurement cycles of our customers.
Our Competition
The market for customer experience software solutions is large and rapidly evolving and covers many segments. Our primary competition are manual internal processes that companies use to get customer feedback, which frequently involve using a variety of different tools that are not purpose-built for obtaining customer insight, including video conference call technology to enable conversations and productivity tools to manually capture insights from conversations and share with others in the organization. Certain features of our platform compete with existing products and services within the overall customer experience market. Providers of those products and services fall within the following categories:
•Online sentiment and survey companies, such as Qualtrics, Medallia, and Momentive (formerly SurveyMonkey);
•Product analytics companies, such as Pendo and Amplitude;
•Marketing analytics companies, such as Google Analytics;
•Point solution vendors offering usability research tools;
•Research services firms, such as Kantar; and
•Panel aggregators, such as Cint and Lucid.

Larger software vendors with substantial resources and smaller, early stage companies building on new technology platforms may also decide to enter our market by building or acquiring products that compete with our platform.
We believe the principal competitive factors in our market include the following:
•Speed in delivering quality results at scale;
•Customer experience, including ease of deployment and use;
•Expansion of use cases;
•Features, functionality, and quality;
•Brand awareness and reputation;
•Quality and depth of audience feedback;
•Privacy and security;
•Accessibility across multiple devices;
•Strength of sales and marketing efforts; and
•Pricing.
We believe we compete favorably across these factors. Our ability to remain competitive will largely depend on our ongoing performance in use case expansion and delivery of fast, high-quality insights. Moreover, because our market is new and rapidly developing, it is possible that new entrants, especially those with substantial resources, more efficient operating models, more rapid technology and content development cycles or lower marketing costs, could introduce new products and services that disrupt our market and better address the needs of our customers and potential customers. See Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K for a more comprehensive description of risks related to competition.
Government Regulation
We are subject to many varying laws and regulations in the United States and throughout the world, including those related to data privacy, security and protection, intellectual property, worker classification, employment and labor, workplace safety, consumer protection, anti-bribery, import and export controls, immigration, federal securities and tax
Moreover, new and existing laws and regulations (or changes in interpretation of existing laws and regulations) may also be adopted, implemented, or interpreted to apply to us or our contributors, and uncertainty around the application of these laws may affect demand for our platform. Additionally, as our platform’s geographic scope expands, regulatory agencies or courts may claim that we are subject to additional requirements, or are prohibited from conducting our business in or with certain jurisdictions, either generally or with respect to certain services, or that we are otherwise required to change our business practices. We believe we are in material compliance with such laws and regulations and do not expect continued compliance to have a material impact on our capital expenditures, earnings, or competitive position. We continue to monitor existing and pending laws and regulations and while the impact of regulatory changes cannot be predicted with certainty, we do not expect compliance to have a material adverse effect on our business. See Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K for a more comprehensive description of risks related to government regulation affecting our business.
Intellectual Property
The protection of our technology and intellectual property is an important aspect of our business. We rely upon a combination of trademarks, trade secrets, know-how, copyrights, confidentiality procedures, contractual commitments, domain names, and other legal rights to establish and protect our intellectual property, and may rely on patents in the future. We generally enter into confidentiality agreements and invention or work product assignment agreements with our employees, consultants, and contractors to control access to, and clarify ownership of, our proprietary information.
As of December 31, 2021, we had six U.S. trademark registrations, two pending U.S. trademark applications, and seven foreign registrations. Additionally, we are the registered holder of a number of domain names, including www.usertesting.com.

Intellectual property laws, procedures, and restrictions provide only limited protection and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed, or misappropriated. Further, the laws of certain countries do not protect proprietary rights to the same extent as the laws of the United States and, therefore, in certain jurisdictions, we may be unable to protect our proprietary technology.
Corporate Information
We were initially incorporated in the State of California in June 2007. In September 2021, we reincorporated in the State of Delaware. We completed our initial public offering (IPO) in November 2021 and our common stock is listed on The New York Stock Exchange under the symbol “USER.” Our principal executive offices are located at 144 Townsend Street, San Francisco, California 94107. Our telephone number is (650) 567-5616.
UserTesting, the UserTesting logo, and other registered or common law trade names, trademarks, or service marks of UserTesting appearing in this Annual Report on Form 10-K are the property of UserTesting. Other trademarks, service marks, or trade names appearing in this Annual Report on Form 10‑K are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks, or service marks to imply a relationship with these other companies, or endorsement or sponsorship of us by these other companies. Other trademarks appearing in this Annual Report on Form 10-K are the property of their respective holders. Solely for convenience, our trademarks and trade names referred to in this Annual Report on Form 10-K appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the right of the applicable licensor, to these trademarks and trade names.
Available Information
We file electronically with the SEC our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information that we file with the SEC electronically. We will make available on our website at www.usertesting.com, free of charge, copies of these reports and other information as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
We use our investor relations page on our website (www.usertesting.com), press releases, public conference calls, public webcasts, our Twitter account (@usertesting), our Facebook page, and our LinkedIn page as means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. The information disclosed by the foregoing channels could be deemed to be material information. As such, we encourage investors, the media, and others to follow the channels listed above and to review the information disclosed through such channels. Any updates to the list of disclosure channels through which we will announce information will be posted on the investor relations page on our website.
The contents of the websites referred to above are not incorporated into this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.
Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties, including but not limited to those described below, which could harm our business, financial condition, operating results and reputation, and affect the trading price of our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business.

Summary of Risk Factors
Some of the more material risks that we face include:
•We have a history of losses, anticipate increasing our operating expenses in the future, and may not achieve or sustain profitability. If we cannot achieve and sustain profitability, our business, operating results, and financial condition will be adversely affected.
•The market in which we participate is new and rapidly evolving, fragmented, and highly competitive, and if we do not compete effectively, our business, operating results, and financial condition could be adversely impacted.
•If we are unable to attract new customers and renew and expand sales to existing customers, our revenue growth could be slower than we expect, and our business, operating results, and financial condition would be adversely affected.
•If we are not able to effectively introduce enhancements to our platform, including new products, services, features, and functionality, that achieve market acceptance, or keep pace with technological developments, our business, operating results, and financial condition could be adversely affected.
•Our operating results may fluctuate from quarter to quarter, which makes our future results difficult to predict.
•Because we recognize revenue from our subscriptions over the subscription term, downturns or upturns in new sales and renewals may not be immediately reflected in our operating results and may be difficult to discern.
•If our or our third-party service providers’ security measures are breached, if unauthorized access to customer or contributor data, our data, or our platform is otherwise obtained, or if our platform is perceived as not being secure, customers may reduce the use of or stop using our platform, and we may incur significant liabilities.
•We have a limited operating history which makes it difficult to evaluate our business and prospects and increases the risks associated with your investment.
•We have experienced rapid growth and expect to invest in our growth for the foreseeable future. If we fail to manage our growth effectively, then our business, operating results, and financial condition would be adversely affected.
•Our subscription or pricing models may not accurately reflect the optimal pricing necessary to attract new customers and retain existing customers as the market matures.
•Any disruption of services of Amazon Web Services, our data hosting service, could interrupt or delay our ability to deliver our services to our customers.
•We process, store, and use personal information and other data, which subjects us to governmental regulation and other legal obligations related to privacy, and violation of these privacy obligations could result in a claim for damages, regulatory action, loss of business, or unfavorable publicity.
Risks Related to Our Business and Industry
We have a history of losses, anticipate increasing our operating expenses in the future, and may not achieve or sustain profitability. If we cannot achieve and sustain profitability, our business, operating results, and financial condition will be adversely affected.
We have incurred net losses in each fiscal year since inception, we expect to incur net losses for the foreseeable future, and we may not achieve or sustain profitability in the future. For the years ended December 31, 2021, 2020 and 2019, we incurred net losses of $50.7 million, $34.0 million and $19.6 million, respectively. As of December 31, 2021 and 2020, we had an accumulated deficit of $203.2 million and $152.5 million, respectively. We expect to make significant future expenditures related to the development and expansion of our business, including acquiring new customers, expanding relationships with existing customers across core and new departments, expanding our global footprint, innovating and expanding our platform, growing our sales and marketing investments, expanding our operations and infrastructure both domestically and internationally, attracting and retaining our community of contributors, and in connection with legal, tax, accounting, and other administrative and compliance expenses related to operating as a public company. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. While our revenue has grown in recent years, if our revenue declines or fails to grow at a rate faster than these increases in our operating expenses, we may not be able to achieve or sustain profitability in future periods. As a result, we may continue to generate losses. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain profitability in any given period, or at all.
The market in which we participate is new and rapidly evolving, fragmented, and highly competitive, and if we do not compete effectively, our business, operating results, and financial condition could be adversely impacted.
The market for customer experience software solutions is new and rapidly evolving, fragmented, and highly competitive. Our competitors vary in size and in the breadth and scope of the products and services they offer. Our primary competition are manual internal processes that companies use to get customer feedback, which frequently involve using a variety of different tools. Certain features of our platform compete with existing products and services within the overall customer experience market. Providers of those products and services fall within the following categories: online sentiment and survey companies; product analytics companies; marketing analytics companies; point solution vendors offering usability research tools; research services firms; and panel aggregators. Further, because our market is new and rapidly developing, it is possible that new entrants, especially those with substantial resources, more efficient operating models, more rapid technology and content development cycles or lower marketing costs, could introduce new products and services that disrupt our market and better address the needs of our customers and potential customers. While we have reasons to believe we compete favorably against these competitors, some of our existing competitors and potential future competitors are larger and have greater brand-name recognition, longer operating histories, larger marketing budgets, established marketing relationships, access to larger customer bases, and significantly greater resources for the development of their offerings and solutions. Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, or enterprise requirements. Moreover, we expect that an increasing focus on customer satisfaction and the growth of various communications channels and new technologies will have a significant impact on the customer experience software solutions market and will likely result in the emergence of new competitors. Pricing pressures and increased competition generally could result in reduced revenue, reduced margins, losses, or the failure of our platform to achieve or maintain more widespread market acceptance, any of which could adversely impact our business, operating results, and financial condition.
Many of our current and potential competitors benefit from competitive advantages over us, including:
•greater name and brand recognition;
•longer operating histories;
•deeper product development expertise;
•greater market penetration;
•larger and more established customer bases and relationships;
•larger sales forces and more established distribution channels;
•larger marketing budgets; and
•access to significantly greater financial, human, technical, and other resources.
Some of our current or potential competitors may be able to offer products or services or functionality similar to ours at a more attractive price than we can, including by integrating or bundling such products and services with their other offerings. Acquisitions, partnerships, and consolidation in our industry may provide our competitors even more resources or may increase the likelihood of our competitors offering bundled or integrated products and services that we may not be able to effectively compete against. Furthermore, we are also subject to the risk of future disruptive technologies. If new technologies emerge that are able to collect and process experience tests, or competitors are otherwise able to develop customer experience offerings at lower prices, more efficiently, more conveniently or with greater functionality and features than ours, our ability to compete may be adversely impacted. If we are not able to compete successfully against our current and future competitors, our business, operating results, and financial condition would be adversely affected.
If we are unable to attract new customers and renew and expand sales to existing customers, our revenue growth could be slower than we expect, and our business, operating results, and financial condition would be adversely affected.
Our ability to achieve significant growth in revenue in the future will depend, in large part, upon our ability to attract new customers. We may not be able to attract new organizations to our platform for a variety of reasons, including as a result of their use of traditional approaches to improving customer experience, their budgets, or the pricing and features of our platform compared to competitive products and services. If we fail to attract new customers and fail to maintain and expand new customer relationships, our revenue may grow more slowly than we expect and our business, operating results, and financial condition would be adversely affected.
Our future revenue growth also depends upon expanding revenue from existing customers. If our existing customers do not renew their subscriptions, our revenue may grow slower than expected, may not grow at all, or may decline.
During the years ended December 31, 2021, 2020 and 2019, sales and marketing expenses represented approximately 62%, 58% and 49% of our total revenue, respectively. We plan to continue expanding our sales efforts, both domestically and internationally, but we may be unable to hire qualified sales personnel, may be unable to successfully train those sales personnel that we are able to hire, and sales personnel may not become fully productive on the timelines that we have projected or at all. Additionally, although we dedicate significant resources to sales and marketing programs, these sales and marketing programs may not have the desired effect and may not expand sales. We cannot assure you that our efforts would result in attracting new customers, increased sales to existing customers, and additional revenue. If our efforts to attract new customers or expand within existing customers are not successful, our business, operating results, and financial condition would be adversely affected.
The vast majority of our subscription arrangements typically have a one-year, non-cancelable term but may be longer or shorter in limited circumstances, with some large, multi-year contracts ranging up to three years. Our customers generally have no obligation to renew their subscriptions after the expiration of their initial subscription period. Moreover, our customers that do renew their subscriptions may renew for less seats or usage amounts or for shorter subscription periods. Customer renewals may decline or fluctuate as a result of a number of factors, including the reductions in our customers’ spending levels, higher volumes of usage purchased upfront relative to actual usage during the subscription term, changes in customers’ business models and use cases, our customers’ satisfaction or dissatisfaction with our platform, the value that our customers derive from our platform and the CxNs they collect, our pricing or pricing structure, the pricing or capabilities of competitive products or services, or the effects of global economic conditions, including weakened economic conditions as a result of the COVID-19 pandemic. If our customers do not renew their agreements with us, or renew on terms less favorable to us, our revenue may decline.
If we are not able to effectively introduce enhancements to our platform, including new products, services, features, and functionality, that achieve market acceptance, or keep pace with technological developments, our business, operating results, and financial condition could be adversely affected.
Our future success and demand for our platform will depend on several factors, including our ability to adapt and innovate and deliver high-quality CxNs and insights to our customers, competitive pricing, integration with other technologies and our platform, our ability to maintain a high-quality network of contributors, and overall market acceptance. To attract new customers and increase revenue from our existing customers, we will need to enhance and improve our existing platform, including introducing new products, services, features, and functionality, and extending our platform for new use cases. Enhancements to our platform may not be introduced in a timely or cost-effective manner, may contain errors or defects, and may have interoperability difficulties with aspects of our platform, or may not achieve the market acceptance necessary to generate significant revenue. If our customers believe that deploying our enhancements would be overly time-consuming, confusing, or technically challenging, then our ability to grow our business would be substantially harmed. We have in the past experienced delays in our internally planned release dates of new products, services, features, and functionality, and there can be no assurance that new developments will be released according to schedule. We have also invested, and may continue to invest, in the acquisition of complementary businesses and technologies that we believe will enhance our platform. However, we may not be able to integrate these acquisitions successfully or achieve the expected benefits of such acquisitions. If we are unable to successfully develop, acquire, or integrate new products, features, and functionality or enhance our existing platform to meet the needs of our existing or potential customers in a timely and effective manner, our business, operating results, and financial condition could be adversely affected.
In addition, because our platform is designed to operate on a variety of applications, systems, and devices, we will need to continually modify and enhance our platform to keep pace with technological advancements in such applications, systems, and devices. If we are unable to respond in a timely, customer-friendly, and cost-effective manner to these rapid technological developments, our platform may become less marketable and less competitive or obsolete, and our business, operating results, and financial condition may be adversely affected.

Our operating results may fluctuate from quarter to quarter, which makes our future results difficult to predict.
Our quarterly operating results have fluctuated in the past and may fluctuate in the future. Additionally, we have a limited operating history with the current scale of our business, which makes it difficult to forecast our future results and subjects us to a number of uncertainties, including our ability to plan for and anticipate future growth. As a result, you should not rely upon our past quarterly operating results as indicators of future performance. We have encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly evolving markets, such as the risks and uncertainties described herein. Our operating results in any given quarter can be influenced by numerous factors, many of which are unpredictable or are outside of our control, including:
•our ability to maintain and grow our customer base;
•our ability to retain and increase revenue from existing customers;
•our ability to attract, engage, and retain our network of high-quality contributors;
•our ability to introduce new features and functionalities and enhance existing features and functionalities;
•changes to our pricing model, including adoption by customers of our flex-based subscription pricing plan;
•our ability to respond to competitive developments, including pricing changes and the introduction of new products and services by our competitors, or the emergence of new competitors;
•the productivity of our sales force;
•changes in the UserTesting Contributor Network costs, which costs are significant and are not directly passed through to our customers;
•changes in the use cases of our customers;
•the length and complexity of our sales cycles;
•cost to develop and upgrade our platform to incorporate new technologies;
•seasonal purchasing patterns of our customers;
•impact of outages of our platform and reputational harm;
•costs related to the acquisition of businesses, talent, technologies, or intellectual property, including potentially significant amortization costs and possible write-downs;
•changes in the security or privacy laws or demands of our customers;
•failures or breaches of security or privacy, and the costs associated with responding to and addressing any such failures or breaches;
•foreign exchange fluctuations;
•changes to financial accounting standards and the interpretation of those standards that may affect the way we recognize and report our financial results, including changes in accounting rules governing recognition of revenue;
•general economic and political conditions and government regulations in the countries where we currently operate or plan to expand;
•decisions by us to incur additional expenses, such as increases in sales and marketing or research and development;
•the timing of stock-based compensation expense; and
•potential costs to attract, onboard, retain, and motivate qualified personnel.
The impact of one or more of the foregoing and other factors may cause our operating results to vary significantly. As such, we believe that quarter-to-quarter comparisons of our operating results may not be meaningful and should not be relied upon as an indication of future performance. The variability and unpredictability of our operating results could result in our failure to meet our expectations or those of analysts that cover us or investors with respect to revenue or other operating results for a particular period. If we fail to meet or exceed such expectations, then the trading price of our common stock could fall substantially, and we could face costly lawsuits, including securities class action suits.
Because we recognize revenue from our subscriptions over the subscription term, downturns or upturns in new sales and renewals may not be immediately reflected in our operating results and may be difficult to discern. In addition, we recently added pricing options which may reduce visibility into our financial position and operating results.
Currently, a substantial majority of our revenue is earned under a subscription pricing model, and we generally recognize revenue ratably over the term of a subscription. As a result, a significant portion of the revenue we report in each quarter is derived from the recognition of revenue relating to subscriptions entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any single quarter may have a minimal impact on our revenue for that quarter. However, such a decline would negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our platform, and potential changes in our rate of renewals, may not be fully reflected in our operating results until future periods. In addition, we have elected to expense renewal commissions in the period of booking if the period of amortization is one year or less, while revenue is recognized over the life of the agreement with our customer. As a result, a high level of renewals could continue to result in our recognition of more costs than revenue in the earlier periods of the terms of our agreements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” for additional information.
Moreover, a substantial majority of our customers pay for our platform under a seat-based subscription plan. However, to provide our customers additional flexibility, in the fourth quarter of 2020, we introduced a flex-based subscription pricing plan to both new and existing customers as an additional pricing option. Due to the relatively recent introduction of this pricing plan, we are unable to fully predict at this time the impacts it may have on our business, and, to the extent that our flex-based subscription plan represents a greater share of our revenue over time, we may have reduced visibility into our operating results. There is a risk that a flex-based subscription pricing plan may ultimately result in lower total cost to our customers over time or may cause our customers to limit utilization in order to stay within the limits of their existing flex-based subscription pricing plan, reducing overall revenue. Moreover, the flex-based subscription pricing plan may impact annual renewal rates in a manner that we are unable to predict at this time. In addition, if we are unable to effectively implement information technology systems critical to managing our flex-based subscription pricing plan, we may be unable to accurately forecast our business and operating results under that pricing model.
Our subscription or pricing models may not accurately reflect the optimal pricing necessary to attract new customers and retain existing customers as the market matures. As the market for our platform matures, or as competitors introduce new products and services that compete with ours, we may be unable to attract new customers and retain existing customers at the same price or based on the same pricing models as we have used historically. Within each of our two primary subscription pricing plans, we offer specific editions based on varying levels of tools, features, and functionality. Therefore, pricing decisions may impact the mix of adoption among our subscription pricing plans and negatively impact our overall revenue. In addition, we are unable to predict at this time whether our flex-based subscription pricing plan option is optimally priced. Moreover, we may from time to time decide to make further changes to our pricing model due to a variety of reasons, including changes to the market for our products and services, pricing pressures, and the introduction of new products and services by competitors. Changes to any components of our pricing model may, among other things, result in customer dissatisfaction and could lead to a loss of customers and could negatively impact our business, operating results, and financial condition.
If our or our third-party service providers’ security measures are breached, if unauthorized access to customer or contributor data, our data, or our platform is otherwise obtained, or if our platform is perceived as not being secure, customers may reduce the use of or stop using our platform, and we may incur significant liabilities.
Our platform processes, stores, and transmits certain customer and contributor data, including personally identifiable information or personal information. Our platform is built to be available on the infrastructure of third-party public cloud providers, such as Amazon Web Services (AWS). We also use third-party service providers and sub-processors to help us deliver services and tests to our customers and contributors. These vendors may store or process personal information or other confidential information of our employees, partners, customers, or contributors. We collect such information from individuals located both in the United States and abroad and may store or process such information outside the country in which it was collected. While we, our third-party cloud providers, and our third-party processors have implemented security measures designed to protect against security breaches, these measures could fail or be insufficient to protect against unauthorized disclosures or loss of data.

Unauthorized access to, or other security breaches of, our platform or the other systems or networks used in our business, including our own systems as well as those of our vendors, contractors, partners, or those with which we have strategic relationships, could result in the unauthorized disclosure, loss, compromise, exfiltration, destruction, or corruption of customer, contributor, or other personal data, including sensitive data, loss of business, reputational damage adversely affecting customer, contributor, or investor confidence, regulatory investigations and orders, class action or other litigation, indemnity obligations, damages for contract breach, penalties for violation of applicable laws or regulations, notification obligations, significant costs for remediation, and other liabilities. If our security measures or those of our service providers are breached, or are perceived to have been breached, as a result of third-party action, including cyber-attacks or other intentional misconduct by computer hackers, employee error, malfeasance, or otherwise, and someone obtains unauthorized access to our data or other data we or our service providers maintain, including sensitive customer and contributor data, personal information, intellectual property, and other confidential financial or business information, we could face loss of business, regulatory investigations, or orders, and our reputation could be severely damaged. We could be required to expend significant capital and other resources to alleviate the problem, as well as incur significant costs and liabilities, including due to litigation, indemnity obligations, damages for contract breach, penalties for violation of applicable laws or regulations, and costs for remediation and other incentives offered to customers, contributors, or other business partners in an effort to maintain business relationships after a breach or other incident. Moreover, if our platform is perceived as not being secure, regardless of whether our or our service providers’ security measures are actually breached, we could suffer harm to our reputation, and our business, operating results, and financial condition would be negatively impacted.
We cannot ensure that our or our service providers’ measures to prevent security breaches or other security incidents will not result in the loss of information, litigation, indemnity obligations, penalties, and other liability. Similarly, we cannot ensure that any limitations of liability provisions in our contracts would be enforceable or adequate or would otherwise protect us from any liabilities or damages with respect to any particular claim relating to a security breach or other security-related matters. Certain of our customer contracts do not limit our liability with respect to security breaches and other security-related matters. We also cannot be sure that our existing insurance coverage will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more large claims related to a security incident or breach, or that the insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, operating results, and financial condition.
Moreover, cyber-attacks and other malicious Internet-based activities continue to increase generally. Further, we may experience increased cyber-attacks and security challenges as our employee base works remotely due to the COVID-19 pandemic. Because the techniques used to obtain unauthorized access to or sabotage systems change frequently and generally are not identified until they are launched against a target, we and our service providers may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, third parties may attempt to fraudulently induce employees, contractors, or contributors to disclose information to gain access to our data, our customers’ data, or our contributors’ data. We could suffer significant damage to our brand and reputation if a cyber-attack or other security incident were to result in unauthorized access to or modification of any of our customer’s data, contributor’s data, other external data, or our own data or our IT systems or if the services we provide to our customers were disrupted, or if our platform is perceived as having security vulnerabilities. Customers and contributors could lose confidence in the security and reliability of our platform and perceive them to be not secure. This could lead to fewer customers and contributors using our platform and result in reduced revenue and earnings. The costs we would incur to address and respond to these security incidents, and to prevent them thereafter, would increase our expenses. Therefore, these types of security incidents could also lead to lawsuits, regulatory investigations and claims, and increased legal liability.
We have a limited operating history which makes it difficult to evaluate our business and prospects and increases the risks associated with your investment.
Although we were founded in 2007, we have changed our business model significantly over time. For example, while we first launched our platform for enterprise customers in 2012, we did not invest significantly in our enterprise solution until we hired our enterprise sales force in 2016. In addition, in the fourth quarter of 2020, we launched a flex-based subscription pricing plan and began a roll out to both new and existing customers as an additional pricing option. As a result, our business and pricing models have not been fully proven, and we have only a limited operating history with our current business and pricing models to evaluate our business and future prospects, which subjects us to a number of uncertainties, including our ability to plan for and model future growth. Therefore, our historical revenue growth should not be considered indicative of our future performance.

We have experienced rapid growth and expect to invest in our growth for the foreseeable future. If we fail to manage our growth effectively, then our business, operating results, and financial condition would be adversely affected.
We have experienced rapid growth in recent periods, and we expect to continue to invest broadly across our organization to support our growth. Our total revenue has grown from $102.2 million for the year ended December 31, 2020 to $147.4 million for the year ended December 31, 2021. During this period, the number of our employees has grown from 560 as of December 31, 2020 to 783 as of December 31, 2021. Although we have experienced rapid growth historically, we may not sustain our current growth rates, nor can we assure you that our investments to support our growth will be successful. The growth and expansion of our business will require us to invest significant financial and operational resources and the continuous dedication of our management team.
We plan to continue to expand our international operations into more countries in the future, which will place additional demands on our resources and operations. The growth and expansion of our business has placed and continues to place a significant strain on our management, operations, financial infrastructure, and corporate culture. In the event of further growth of our business, our information technology systems and our internal controls and procedures may not be adequate to support our operations. We have also experienced significant growth in the number of customers, transactions, and amount of data that our platform and our associated hosting infrastructure support. For example, we had 305 customers with at least $100,000 of ARR as of December 31, 2021, reflecting growth of 61% from December 31, 2020.
We have encountered, and will continue to encounter, risks and difficulties frequently experienced by growing companies in rapidly changing industries, including our ability to achieve market acceptance of our platform and attract and retain customers, as well as increasing competition and increasing expenses as we continue to grow our business. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems and controls, our corporate governance systems, and our ability to manage headcount, capital, and processes in an efficient manner. We may not be able to successfully implement or scale improvements to our systems, processes, and controls in an efficient or timely manner.
We are in the early stages of implementing new information technology systems, including reporting tools and processes, critical to support and manage our expanded pricing plan options and the overall growth of our business, and, as a result, we have incurred and will continue to incur additional costs in connection with implementing these systems. If we are unable to effectively implement these systems, or if we experience disruption during the system implementation process, our ability to manage our business and forecast our operating results will be adversely affected. In addition, our existing and newly implemented systems, processes, and controls may not prevent or detect all errors, omissions, or fraud. We may also experience difficulties in managing improvements to our systems, processes, and controls or in connection with third-party software licensed to help us with such improvements. Any future growth will continue to add complexity to our organization and require effective coordination throughout our organization.
Failure to manage growth effectively could result in difficulty or delays in attracting new customers, declines in quality or customer satisfaction and demand for our platform, increases in costs, difficulties in introducing new products and services or enhancing our platform, loss of customers and contributors, difficulties in attracting or retaining talent, or other operational difficulties, any of which could adversely affect our business, operating results, and financial condition. Effectively managing our growth may also be more difficult to accomplish the longer that our employees, our customers, and the overall economy is impacted due to the COVID-19 pandemic.
Our growth depends on our ability to attract and engage our network of contributors, and the failure to attract and engage our contributors could adversely impact our business, operating results, and financial condition.
Our network of contributors is an important element of our business model. Our ability to attract and maintain customers in the future may be affected by our ability to attract and engage high-quality contributors to provide their perspectives through our platform. Achieving engagement by a network of contributors may require us to increasingly engage in sophisticated, costly, and lengthy marketing efforts that may not result in the additional engagement we seek, or may not do so in a cost-effective manner. If we are unable to engage high-quality contributors, our reputation could be harmed, our existing customers may choose not to renew their subscriptions, and our business, operating results, and financial condition would be adversely impacted.
Real or perceived defects or errors on our platform could harm our reputation, result in significant costs to us, and impair our ability to sell subscriptions to our platform and related services.
The software technology underlying our platform is inherently complex and may contain material defects or errors, particularly when first introduced or when new features or capabilities are released. In addition, our platform depends on the ability of our software to store, retrieve, process, and manage immense amounts of data. Although we continually test our platform for defects and work with customers through our customer support organization to identify and correct errors, we have from time to time found defects or errors on our platform, and new defects or errors in our existing platform or new software may be detected in the future by us or our users. There can be no assurance that our existing platform and new software will not contain defects. Any real or perceived defects, errors, failures, bugs, or vulnerabilities on our platform could result in negative publicity, data security, access, retention, or other performance issues and customer terminations and impair our ability to sell subscriptions to our platform and related services in the future, all of which could harm our business. The costs incurred in correcting such defects or errors in our platform may be substantial and could adversely affect our business, operating results, and financial condition. Moreover, the harm to our reputation and legal liability related to such defects or errors may be substantial and adversely impact our business, operating results, and financial condition. We are also reliant on third-party software and infrastructure, including the infrastructure of the Internet, to provide our platform. Any defects, failures or disruptions to our platform or this infrastructure that cause interruptions to the availability of our platform, loss of data, or other performance issues could result in, among other things:
•lost revenue or delayed market acceptance and sales of our platform;
•loss of competitive position;
•early termination of customer agreements or loss of customers;
•credits or refunds to customers;
•lawsuits and other claims against us;
•diversion of development resources;
•increased expenses associated with remedying any defect, including increased technical support costs;
•injury to our brand and reputation; and
•increased maintenance and warranty costs.
While our customer agreements may contain limitations and disclaimers that purport to limit our liability for damages related to defects in our platform, such limitations and disclaimers may not be enforced by a court or other tribunal or otherwise effectively protect us from such claims. Accordingly, any errors, defects, or disruptions to our platform could adversely impact our business, operating results, and financial condition.
We invest significantly in research and development, and to the extent our research and development investments do not translate into enhancements to our platform, or if we do not make those investments efficiently, our business, operating results, and financial condition could be adversely impacted.
A key element of our strategy is to invest significantly in our research and development efforts to improve and develop new solutions and rapidly introduce new technologies, features, and functionality of our platform. Our research and development expenses were 27%, 27%, and 27% of our total revenue for the years ended December 31, 2021, 2020 and 2019, respectively. If we do not spend our research and development budget efficiently or effectively on compelling innovation and technologies, our business may be harmed and we may not realize the expected benefits of our strategy. Moreover, research and development projects can be technically challenging, time-consuming, and expensive. The nature of these research and development cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we are able to offer compelling platform updates and generate revenue, if any, from such investment. Additionally, anticipated demand for an enhancement to our platform could fail to materialize after the development cycle has commenced, and we would nonetheless be unable to avoid substantial costs associated with the development of any such platform enhancement. If we expend a significant amount of resources on research and development and our efforts do not lead to the successful enhancement of our platform that is competitive in our current or future markets, our business, operating results, and financial condition could be adversely affected.
Our long-term success depends, in part, on our ability to expand the sales of our platform to customers located outside of the United States and our current, and any further, expansion of our international operations exposes us to risks that could have a material adverse effect on our business, operating results, and financial condition.
We have been recognizing increased revenue from international sales, and we conduct our business activities in various foreign countries. We currently have operations in North America, Europe, and Asia. In the years ended

December 31, 2021, 2020 and 2019, we derived approximately 18%, 15% and 9% of our total revenue, respectively, from customers located outside the United States. Our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple cultures, customs, legal systems, regulatory systems, and commercial infrastructures. International expansion will require us to invest significant funds and other resources. Our operations in international markets may not develop at a rate that supports our level of investment. Expanding internationally may subject us to new risks that we have not faced before or increase risks that we currently face, including risks associated with:
•recruiting and retaining talented and capable employees and contributors in foreign countries;
•increased exposure to public health issues, such as the COVID-19 pandemic;
•providing our platform to customers and contributors from different cultures, which may require us to adapt to sales practices, modify our platform, and provide features necessary to effectively serve the local market;
•the burden of complying with a wide variety of laws, including those relating to labor matters, permanent establishment, payroll tax and other tax considerations;
•compliance with privacy, data protection, encryption, biometric and information security laws, such as the California Consumer Privacy Act (CCPA), European Union Data Protection Directive and the European General Data Protection Regulation (GDPR), and the Singapore Personal Data Protection Act of 2012;
•longer sales cycles in some countries;
•increased third-party costs relating to data centers outside of the United States;
•generally longer payment cycles and greater difficulty in collecting accounts receivable;
•credit risk and higher levels of payment fraud;
•weaker intellectual property protection in some countries;
•compliance with anti-bribery laws, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended (FCPA), and the UK Bribery Act 2010 (UK Bribery Act);
•currency exchange rate fluctuations;
•tariffs, export, and import restrictions, restrictions on foreign investments, sanctions, and other trade barriers or protection measures;
•foreign exchange controls that might prevent us from repatriating cash earned outside the United States;
•economic or political instability in countries where we may operate, including, for example, the uncertainty associated with a possible Scottish referendum on independence from the United Kingdom;
•corporate espionage;
•compliance with the laws of numerous taxing jurisdictions, both foreign and domestic, in which we conduct business, potential double taxation of our international earnings, and potentially adverse tax consequences due to changes in applicable U.S. and foreign tax laws;
•increased costs to establish and maintain effective controls at foreign locations; and
•overall higher costs of doing business internationally.
Our international sales and operations may be subject to foreign governmental laws and regulations, which vary substantially from country to country. Further, we may be unable to keep up to date with changes in government laws and regulations as they change over time. Failure to comply with these laws and regulations could result in adverse effects to our business. In many foreign countries, it is common for others to engage in business practices that are prohibited by our internal policies and procedures or U.S. and foreign laws and regulations applicable to us. Although we have implemented policies and procedures designed to ensure compliance with these laws and regulations and our internal policies, there can be no assurance that all of our employees, contractors, partners, and agents will comply with these laws and regulations or our internal policies. Violations of laws or regulations by our employees, contractors, partners, or agents could result in litigation, regulatory action, costs of investigation, delays in revenue recognition, delays in financial reporting, financial reporting misstatements, fines, penalties, or a prohibition on selling our platform, any of which could have an adverse effect on our business, operating results, and financial condition.
If we fail to offer high-quality customer support, our business, operating results, and financial condition could be adversely impacted and our reputation will suffer.
Once our platform is deployed to our customers, our customers rely on our support services to resolve any related issues. High-quality customer education and customer support is important for the successful marketing and sale of our products and for the increase within existing customers. The importance of high-quality customer support will increase as we expand our business and pursue new organizations. If we do not help our customers quickly resolve post-deployment issues and provide effective ongoing customer support, our ability to maintain and increase within existing customers could suffer and our reputation with existing or potential customers could be harmed.
The majority of our customer base consists of large and mid-sized organizations, and we currently generate a significant portion of our revenue from a relatively small number of organizations, the loss of any of which could adversely impact our business, operating results, and financial condition.
The majority of our customer base consists of large and mid-sized organizations, and we currently generate a significant portion of our revenue from a relatively small number of organizations. Accordingly, the loss of any one of our larger customers could have a material adverse impact on our revenue. While we expect that the revenue from our largest customers will decrease over time as a percentage of our revenue as we generate more revenue from other customers, we also believe that revenue from our largest customers may continue to account for a significant portion of our revenue, at least in the near term. In the event that these large customers discontinue the use of our platform or uses our platform in a more limited capacity, our business, operating results, and financial condition could be adversely affected.
As a substantial portion of our sales efforts are increasingly targeted at large enterprise customers, our sales cycle may become increasingly lengthy and more expensive and we may encounter greater pricing pressure, all of which could adversely impact our business, operating results, and financial condition.
As a substantial portion of our sales efforts are increasingly targeted at large enterprise customers, we face greater costs, longer sales cycles, and less predictability in the completion of some of our sales. Larger organizations typically have longer decision-making cycles, require greater functionality and scalability, expect a broader range of services, demand that vendors take on a larger share of risks, demand higher levels of customer service and support, and expect greater payment flexibility from vendors. We are often required to spend time and resources to better familiarize potential customers with the value proposition of our platform. As a result of these factors, sales opportunities with large organizations may require us to devote greater sales and administrative support and professional services resources to individual customers, which could increase our costs, lengthen our sales cycle, and divert our own sales and professional services resources to a smaller number of larger customers. We may spend substantial time, effort, and money in our sales efforts without being successful in producing any sales. All these factors can add further risk to business conducted with these customers. In addition, if sales expected from a large customer for a particular quarter are not realized in that quarter or at all, our business, operating results, and financial condition could be materially and adversely affected.
Our revenue growth and ability to achieve and sustain profitability will depend, in part on being able to expand our direct sales force and increase the productivity of our sales force.
To date, most of our revenue has been attributable to the efforts of our direct sales force. In order to increase our revenue and achieve and sustain profitability, we must increase the size of our direct sales force, both in the United States and internationally, to generate additional revenue from new and existing customers.
We believe that there is significant competition for sales personnel with the skills and technical knowledge that we require. Because our platform is often sold to large organizations and involves a long sales cycle, it is more difficult to find sales personnel with the specific skills and technical knowledge needed to sell subscriptions to our platform and, even if we are able to hire qualified personnel, doing so may be expensive. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training, and retaining sufficient numbers of direct sales personnel to support our growth. New sales personnel require significant training and can take a number of months to achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect and if our new sales employees do not become fully productive on the timelines that we have projected or at all, our revenue will not increase at anticipated levels and our ability to achieve long-term projections may be negatively impacted. We may also be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. Furthermore, hiring sales personnel in new countries requires additional set up and upfront costs that we may not recover if the sales personnel fail to achieve full productivity. In addition, as we continue to grow, a larger percentage of our sales force will be new to our company and our platform, which may adversely affect our sales if we cannot train our sales force quickly or effectively. Attrition rates may increase, and we may face integration challenges as we continue to seek to expand our sales force. Because we do not have a long history of expanding our sales force or managing a sales force at the scale that we intend to operate, we cannot accurately predict whether, or to what extent, our sales will increase as we expand our sales force or how long it will take for sales personnel to become productive. If we are unable to hire and train sufficient numbers of effective sales personnel, or if the sales personnel are not successful in obtaining new customers or increasing sales to our existing customer base, our business will be adversely affected.
We periodically change and make adjustments to our sales organization in response to market opportunities, competitive threats, management changes, product and service introductions or enhancements, acquisitions, sales performance, increases in sales headcount, cost levels, and other internal and external considerations. Any future sales organization changes may result in a temporary reduction of productivity, which could negatively affect our rate of growth. In addition, any significant change to the way we structure our compensation of our sales organization may be disruptive and may affect our revenue growth.
Our business and growth depend in part on the success of our strategic relationships with third parties.
We depend on, and anticipate that we will continue to depend on, various third-party relationships in order to sustain and grow our business, including technology companies whose products integrate with ours. Failure of any of these technology companies to maintain, support, or secure their technology platforms in general, and our integrations in particular, or errors or defects in their technologies or products, could adversely affect our relationships with our customers, damage our brand and reputation, and result in delays or difficulties in our ability to provide our platform. Identifying, negotiating, and documenting relationships with strategic third parties requires significant time and resources. Our agreements with these third parties are typically limited in duration, non-exclusive, and do not prohibit our partners from working with our competitors or from offering competing services.
If we are unsuccessful in establishing or maintaining our relationships with these strategic third parties, or realizing the anticipated benefits from such partnerships, our ability to compete in the marketplace or to grow our revenue could be impaired and our operating results may suffer.
If we fail to integrate our platform with a variety of software applications, operating systems, and platforms that are developed by others, our platform may become less marketable, less competitive or obsolete, and our business, operating results, and financial condition would be adversely impacted.
Our customers and prospective customers expect our platform to integrate with a variety of software systems, and we need to continuously modify and enhance our platform to adapt to changes in software, browser, and database technologies. In general, we rely on the fact that the providers of such software systems continue to allow us access to their application programming interfaces (APIs) to enable these customer integrations. In the future we expect to integrate our platform with additional third-party APIs and we anticipate that we will be unable to rely on long-term written contracts to govern our relationships with these providers and instead will be subject to the standard terms and conditions for application developers of such providers, which govern the distribution, operation, and fees of such software systems, and which are subject to change by such providers from time to time. As such, our business, operating results, and financial condition could be adversely impacted.
Unfavorable conditions in our industry or the economy more generally or reductions in information technology spending could limit our ability to grow our business and adversely affect our business, operating results, and financial condition.
Our operating results may vary based on the impact of changes in our industry or the economy more generally on us or our customers. Our business and operating results depend on demand for information technology generally and for customer experience software solutions platforms in particular, which in turn is influenced by the scale of business that our customers are conducting. Weak economic conditions, either in the U.S. or internationally, including as a result of changes in gross domestic product growth, financial and credit market fluctuations, political turmoil, natural catastrophes, domestic or geopolitical crises, such as terrorism, military conflict, including escalating military tension between Russia and Ukraine, war or the perception that hostilities may be imminent, and public health crises, such as the COVID-19 pandemic, and related public health measures, could cause a decrease in business investments, including spending on information technology generally. To the extent that weak economic conditions cause our existing customers or potential customers to reduce their budget for customer experience solutions platforms or to perceive spending on such systems as discretionary, demand for our platform may be adversely affected. Moreover, customers and potential customers may require extended billing terms and other financial concessions, which would limit our ability to grow our business and adversely affect our business, operating results, and financial condition.
Any disruption of service of Amazon Web Services, our data hosting service, could interrupt or delay our ability to deliver our services to our customers.
We currently host our platform, serve our customers, and support our operations worldwide primarily using AWS. Despite precautions, we may also experience planned and unplanned costs, interruptions, delays, and outages in service or other performance problems in connection with such cloud infrastructure services. We do not have control over the operations of the AWS facilities. These facilities are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cyber security attacks, terrorist attacks, power losses, telecommunications failures, and similar events. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice, or other unanticipated problems could result in lengthy interruptions in the performance of our platform and services. In particular, the California-based data facilities are located in an area known for seismic activity, increasing our susceptibility to the risk that an earthquake could significantly harm the operations of these facilities. The facilities also could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism, and other misconduct. Our platform’s continuing and uninterrupted performance is critical to our success. As such, it is critical for our business that our platform be accessible without interruption or degradation of performance, and we typically provide our customers with service level commitments with respect to annual uptime. Customers may become dissatisfied by any system failure that interrupts the availability or functionality of our platform or services. Outages could lead to the triggering of our service level agreements and the issuance of credits to our customers, in which case, we may not be fully indemnified for such losses pursuant to our agreement with AWS. We may not be able to easily convert our AWS operations to another cloud provider if there are disruptions or interference with our use of AWS. Sustained or repeated system failures would reduce the attractiveness of our platform to customers and result in contract terminations, thereby reducing revenue. Moreover, negative publicity arising from these types of disruptions could damage our reputation and may adversely impact use of our platform. We may not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any events that cause interruptions in our service.
In addition, AWS does not have an obligation to renew its agreements with us on commercially reasonable terms, or at all. If we are unable to renew our agreements with AWS or enter into a cloud services agreement on commercially reasonable terms with another service provider, if our agreements with our service providers are terminated, or, if in the future, we add additional data center providers, we may experience costs or downtime in connection with the transfer to, or the addition of, new data center providers. If these providers were to increase the cost of their services, we may have to increase the price of our platform, and our operating results may be adversely impacted.
Errors, defects, or disruptions in our platform could diminish demand, harm our financial results, and subject us to liability.
Our customers use our platform for important aspects of their businesses, and any errors, defects, or disruptions to our platform, or other performance problems with our platform could harm our brand and reputation and may damage our customers’ businesses. We are also reliant on third-party software and infrastructure, including the infrastructure of the Internet, to provide our platform. Any failure of or disruption to this software and infrastructure could also make our platform unavailable to our customers. Our platform is constantly changing with new software releases, which may contain undetected errors when first introduced or released. Any errors, defects, disruptions in service, or other performance problems with our platform could result in negative publicity, loss of or delay in market acceptance of our products, loss of competitive position, delay of payment to us, lower consumption rates, or claims by customers for losses sustained by them. In such an event, we may be required, or may choose, for customer relations or other reasons, to expend additional resources in order to help correct the problem. Accordingly, any errors, defects, or disruptions to our platform could adversely impact our brand and reputation, revenue, and operating results.
From time to time we provide service level commitments under our customer contracts. If we fail to meet these contractual commitments, we could be obligated to provide credits or refunds for prepaid amounts related to unused subscription services or face contract terminations, which could adversely affect our operating results.
Our customer contracts typically provide for service level commitments, which relate to annual uptime and, for premiere support, certain response times. If we are unable to meet the stated service level commitments or suffer extended periods of unavailability for our platform, we may be contractually obligated to provide these customers with service credits, refunds for prepaid amounts related to unused subscription services, or other remedies, or we could face contract terminations. In addition, we could face legal claims for breach of contract, tort, or breach of warranty. Although we typically have contractual protections, such as warranty disclaimers and limitation of liability provisions, in our customer agreements, they may not fully or effectively protect us from claims by customers, commercial relationships, or other third parties. We may not be fully indemnified by our vendors for service interruptions that are beyond our control, and any insurance coverage we may have may not adequately cover all claims asserted against us, or cover only a portion of such claims. In addition, even claims that ultimately are unsuccessful could result in our expenditure of funds in litigation and divert management’s time and other resources. As such, our revenue could be adversely impacted if we fail to meet our service level commitments under our agreements with our customers, including, but not limited to, support response times and service outages. Thus, we have not been required to provide customers with service credits that have been material to our operating results, but we cannot assure you that we will not incur material costs associated with providing service credits to our customers in the future.
Therefore, any failure to meet our service level commitments could adversely impact our reputation, business, operating results, and financial condition.
Our business depends on a strong and trusted brand, and any failure to maintain, protect, and enhance our brand would hurt our ability to retain or expand our customer and contributor base, our market share, and our ability to attract and retain employees and contributors.
We have developed a strong and trusted brand identity that we believe has contributed significantly to the success of our business. We believe that continuing to develop, enhance and maintain our brand and reputation in a cost-effective manner are important to achieving widespread acceptance of our platform and are important elements in attracting new customers and contributors and maintaining existing customers and contributors. We believe that the importance of our brand and reputation will increase as competition in our market further intensifies. Successful promotion of our brand will depend on the effectiveness of our marketing efforts, our ability to provide a reliable and useful platform at competitive prices, the perceived value of our platform, and our ability to provide quality customer support. In addition, the promotion of our brand requires us to make substantial expenditures, and we anticipate that the expenditures will increase as our market becomes more competitive, as we expand into new markets, and as more sales are generated through our strategic partners. Brand promotion activities may not yield increased revenue, and even if they do, the increased revenue may not offset the expenses we incur in building and maintaining our brand and reputation. If we fail to promote and maintain our brand successfully or to maintain loyalty among our customers, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to attract new customers, contributors and partners or retain our existing customers, contributors and partners and our business and financial condition may be adversely affected. Our brand may also be negatively affected by the actions of contributors that are deemed to be inappropriate by our customers, by the actions of contributors acting under false or inauthentic identities, by the use of our platform for illicit or objectionable ends, or by our decisions to remove content or suspend participation on our platform by persons who violate our content policy or terms of service. Any negative publicity relating to our employees, customers, contributors, partners, or others associated with these parties, may also tarnish our own reputation simply by association and may reduce the value of our brand. Damage to our brand and reputation may result in reduced demand for our platform and increased risk of losing market share to our competitors. Any efforts to restore the value of our brand and rebuild our reputation may be costly and may not be successful.
Our customers may fail to pay us in accordance with the terms of their agreements, necessitating action by us to compel payment.
We typically enter into non-cancelable agreements with a term of one year with our customers, but which may be longer or shorter in limited circumstances, with some large, multi-year contracts ranging up to three years. If customers fail to pay us under the terms of our agreements, we may be adversely affected both from the inability to collect amounts due and the cost of enforcing the terms of our contracts, including litigation. The risk of such negative effects increases with the term length of our customer arrangements. Furthermore, some of our customers may seek bankruptcy protection or other similar relief and fail to pay amounts due to us, or pay those amounts in an untimely manner, either of which could adversely affect our operating results, financial position, and cash flow. Moreover, as a result of the COVID-19 pandemic, some existing customers have negotiated, and others may attempt to renegotiate, contracts and obtain concessions, including, among other things, longer payment terms or modified subscription dates, or may fail to make payments on their existing contracts, which may materially and negatively impact our business, operating results, and financial condition.

Risks Related to Our People
Our business depends largely on our ability to attract and retain talented employees, including senior management. If we lose the services of the members of our senior management team, we may not be able to execute on our business strategy.
Our future success depends on our continuing ability to attract, train, assimilate, and retain highly skilled personnel, including software engineers and sales personnel. We face intense competition for qualified individuals from numerous software and other technology companies. In addition, competition for qualified personnel, particularly software engineers, is particularly intense in the San Francisco Bay Area, where our headquarters are located. Moreover, due to recent labor shortages in the United States, particularly for highly skilled personnel in the technology sector, it is currently extremely difficult and expensive to attract and retain qualified individuals. We may not be able to retain our current key employees or attract, train, assimilate, or retain other highly skilled personnel in the future. We may incur significant costs to attract and retain highly skilled personnel, and we may lose new employees to our competitors or other technology companies before we realize the benefit of our investment in recruiting and training them. As we move into new geographies, we will need to attract and recruit skilled personnel in those areas. If we are unable to attract and retain suitably qualified individuals who are capable of meeting our growing technical, operational, and managerial requirements, on a timely basis or at all, our business, operating results, and financial condition may be adversely affected.
Our future success also depends in large part on the continued services of senior management and other key personnel. We rely on our leadership team in the areas of operations, strategy, security, marketing, sales, support, and general and administrative functions, and on individual contributors on our research and development team. Our senior management and other key personnel are all employed on an at-will basis, which means that they could terminate their employment with us at any time, for any reason, and without notice. We do not currently maintain key-person life insurance policies on any of our officers or employees. If we lose the services of senior management or other key personnel, or if we are unable to attract, train, assimilate, and retain the highly skilled personnel we need, our business, operating results, and financial condition could be adversely affected.
Volatility or lack of appreciation in our stock price may also affect our ability to attract and retain our key employees. Many of our senior personnel and other key employees have become, or will soon become, vested in a substantial amount of stock or stock options. Employees may be more likely to leave us if the shares they own or the shares underlying their vested options have significantly appreciated in value relative to the original purchase price of the shares or the exercise price of the options, or conversely, if the exercise price of the options that they hold are significantly above the market price of our common stock. If we are unable to retain our employees, or if we need to increase our compensation expenses to retain our employees, our business, operating results, and financial condition could be adversely affected.
Our corporate culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the innovation, creativity, and teamwork fostered by our culture, and our business may be harmed.
We believe that our corporate culture has been a key contributor to our success. We have worked to develop our culture, and we strive to empower our employees to continuously learn, evolve, and grow, and treat each other with respect. If we do not continue to develop our corporate culture as we grow and evolve, including maintaining a culture that encourages a sense of ownership by our employees, it could harm our ability to foster the innovation, creativity, and teamwork we believe that we need to support our growth. We expect to continue to hire as we expand. As our organization grows and we are required to implement more complex organizational structures, we may find it increasingly difficult to maintain the beneficial aspects of our corporate culture, which could negatively impact our future success. In addition, potential liquidity events could create disparities of wealth among our employees, which could adversely impact relations among employees and our corporate culture in general. Our anticipated headcount growth and our recent transition from a private company to a public company may result in a change to our corporate culture, which could adversely impact our business.
Our management team has limited experience managing a public company.
Most members of our management team have limited experience managing a publicly traded company, interacting with public company investors and regulators, and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our recent transition to being a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely impact our business, operating results, and financial condition.

Risks Related to Our Intellectual Property
Our intellectual property rights are valuable, and failure to protect them could reduce the value of our products, services, and brand.
Our success and ability to compete depends in part upon our intellectual property and other proprietary rights. We rely on a combination of copyright protection, trade secret protection, rights in our trademarks, patent rights, and contractual agreements with our employees, contractors, customers, partners, and others to protect our intellectual property rights. Our intellectual property is an important asset, and litigation to defend intellectual property can be expensive and lengthy. Various factors outside of our control also pose a threat to our intellectual property rights, as well as to our products, services, and technologies. However, we may fail to obtain effective intellectual property protection, or effective intellectual property protection may not be available in every country in which our products and services are available. We may fail to effectively enforce all our rights in every jurisdiction. Also, the efforts we have taken to protect our intellectual property rights may not be sufficient or effective, and any of our intellectual property rights may be challenged, which could result in them being narrowed in scope or declared invalid or unenforceable. Despite our efforts to protect and enforce our proprietary rights, there can be no assurance our intellectual property rights will be sufficient to protect against others offering products or services that are substantially similar to ours and compete with our business or that unauthorized parties may attempt to copy aspects of our technology or misuse our proprietary information.
In addition to registered intellectual property rights such as trademark registrations and patents, we rely on non-registered proprietary information and technology, such as trade secrets, confidential information, know-how, copyrights, and technical information. In order to protect our proprietary information and technology, we rely in part on agreements with our employees, investors, independent contractors and other third parties that place restrictions on the use and disclosure of this intellectual property. These agreements may be breached, or this intellectual property, including trade secrets, may otherwise be disclosed or become known to our competitors, which could cause us to lose any competitive advantage resulting from this intellectual property. To the extent that our employees, independent contractors or other third parties with whom we do business use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. The loss of trade secret protection could make it easier for third parties to compete with our products and services by copying functionality. In addition, any changes in, or unexpected interpretations of, intellectual property laws may compromise our ability to enforce our trade secrets and other intellectual property rights. We may pursue registration of trademarks and domain names in the United States and in certain jurisdictions outside of the United States. Effective protection of trademarks and domain names is expensive and difficult to maintain, both in terms of application and registration costs as well as the costs of defending and enforcing those rights. We may be required to protect our rights in an increasing number of countries, a process that is expensive and may not be successful or which we may not pursue in every country in which our products and services are distributed or made available. Foreign countries have different laws and regulations regarding protection of intellectual property, and the protection available in other jurisdictions may not be as effective as that provided in the United States.
We may be unable to obtain trademark protection for our technologies and brands, and our existing trademark registrations and applications, and any trademarks that may be used in the future, may not provide us with competitive advantages or distinguish our products and services from those of our competitors. In addition, our trademarks may be contested, circumvented, or found to be unenforceable, weak, or invalid, and we may not be able to prevent third parties from infringing or otherwise violating them. To counter infringement, misappropriation or unauthorized use of our trademarks, we may deem it necessary to file infringement claims, which can be expensive and time consuming. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. An adverse outcome in such litigation or proceedings may expose us to a loss of our competitive position, expose us to significant liabilities, or require us to seek licenses that may not be available on commercially acceptable terms, if at all.
Litigation or proceedings before the U.S. Patent and Trademark Office or other governmental authorities and administrative bodies in the United States and abroad may be necessary in the future to enforce our intellectual property rights and to determine the validity and scope of the proprietary rights of others. Efforts to enforce or protect proprietary rights may be ineffective and could result in substantial costs and diversion of resources, which could harm our business and operating results.
We may become subject to intellectual property infringement claims brought against us by others.
From time to time, our competitors or other third parties may claim that we are infringing upon or misappropriating their intellectual property rights, and we may be found to be infringing upon or misappropriating such rights. While we would zealously and appropriately defend against any wrongful claim, we may not be successful in defending against any such challenges, securing settlements, or obtaining licenses to avoid or resolve any intellectual property disputes.
Accordingly, successful intellectual property infringement claims against us could result in monetary liability or a material disruption in the conduct of our business. We cannot be certain that our products and services, platform, and brand names do not or will not infringe valid patents, trademarks, copyrights, or other intellectual property rights held by third parties. We may be subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. Any intellectual property litigation to which we might become a party, or for which we are required to provide indemnification, may require us to cease selling our platform or using products and services that incorporate the intellectual property that we allegedly infringe, make substantial payments for legal fees, settlement payments, or other costs or damages, obtain a license, which may not be available on reasonable terms or at all, to sell or use the relevant technology, or redesign the allegedly infringing feature to avoid infringement, which could be costly, time-consuming, or impossible. Any claims or litigation, regardless of merit, could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our products and services, or require that we comply with other unfavorable terms. We do not have a significant patent portfolio, which could prevent us from deterring patent infringement claims through our own patent portfolio, and our competitors and others may now and in the future have significantly larger and more mature patent portfolios than we have. We may also be obligated to obtain licenses from third parties or modify our platform, and each such obligation could further exhaust our resources.
Even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business, our reputation, and operating results. We expect that the occurrence of infringement claims is likely to grow as the market for customer experience software solutions grows. Accordingly, our exposure to damages resulting from infringement claims could increase and this could further impact our financial and management resources.
Adverse litigation judgments or settlements resulting from legal proceedings in which we may be involved could expose us to monetary damages or limit our ability to operate our business.
We may become involved in private actions, collective actions, investigations, and various other legal proceedings by customers, employees, competitors, government agencies, or others. The results of any such litigation, investigations, and other legal proceedings are inherently unpredictable and expensive. Any claims against us, whether or not meritorious, could be time consuming, result in costly litigation, damage our reputation, require significant amounts of management time, and divert significant resources. If any of these legal proceedings were to be determined adversely to us, or we were to enter into a settlement arrangement, we could be exposed to monetary damages or limits on our ability to operate our business, which could have an adverse effect on our business, operating results, and financial condition.
We employ third-party licensed software for use in or with our software, and the inability to maintain these licenses or errors in the software we license could result in increased costs or reduced service levels, which could adversely affect our business.
Our software utilizes certain third-party software obtained under licenses. We anticipate that we will continue to rely on such software and development tools licensed from third parties in the future. Although we believe that there are commercially reasonable alternatives to the third-party software we currently license, this may not always be the case, or it may be difficult or costly to migrate to alternative solutions. Also, any undetected errors or defects in third-party software could prevent the deployment or impair the functionality of our platform, delay new updates or enhancements to our platform, result in a failure of our platform, and injure our reputation.
Our platform contains open source software components, and failure to comply with the terms of the underlying licenses could restrict our ability to sell our platform.
Our platform incorporates certain open source software and we may continue to use open source software in our platform in the future. An open source license typically permits the use, modification, and distribution of software in source code form subject to certain conditions. There are uncertainties regarding the proper interpretation of and compliance with open source software licenses. Certain open source software licenses require a user who intends to distribute the open source software as a component of the user’s software to disclose publicly part or all of the source code to the user’s software. The use and distribution of open source software may entail greater risks than the use of third-party commercial software, as open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. Some of these licenses (often called “copyleft” or “viral” licenses) contain requirements that we offer our products that incorporate the open source software for no cost, that could cause us to make available the source code of the modifications or derivative works that we create based upon the licensed open source software, and that we license such modifications or derivative works under the terms of a particular open source license granting third parties certain rights of further use. By the terms of such open source licenses, we could also be required to release the source code of our proprietary platform technology, and to make our proprietary platform technology available under open source licenses, if we combine and/or distribute our proprietary software with such open source software in a manner that triggers the obligation of the license. Although we do not believe that we have used open source software in a manner that might condition its use on our distribution of any portion of our platform in source code form, the interpretation of open source licenses is legally complex, and, despite our efforts, it is possible that we may be liable for copyright infringement, breach of contract, or other claims if our use of open source software is adjudged to not comply with the applicable open source licenses.
Moreover, we cannot assure you that our processes for controlling our use of open source software in our platform will be effective. If we have not complied with the terms of an applicable open source software license, we may need to seek licenses from third parties to continue offering our platform on terms that are not economically feasible, to re-engineer our platform to remove or replace the open source software, to discontinue the sale of our platform if re-engineering could not be accomplished on a timely basis, to pay monetary damages, or to make available the source code for aspects of our proprietary technology, any of which could adversely affect our business, operating results, and financial condition.
In addition to risks related to license requirements, use of open source software can involve greater risks than those associated with use of third-party commercial software, as open source licensors generally do not provide warranties, assurances of title, performance, non-infringement, or controls on the origin of the software. There is typically no support available for open source software, and we cannot ensure that the authors of such open source software will not abandon further development and maintenance of such open source software. Many of the risks associated with the use of open source software, such as the lack of warranties or assurances of title or performance, cannot be eliminated, and could, if not properly addressed, negatively affect our business. We have established processes to help alleviate these risks, including a review process for screening requests from our development organizations for the use of open source software, but we cannot be sure that all open source software is identified or submitted for approval prior to use in our platform.
Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement and other losses.
Our agreements with customers, partners, and other third parties may include indemnification or other provisions under which we agree to indemnify or otherwise be liable to them for losses suffered or incurred as a result of claims of intellectual property infringement, damages caused by us to property or persons, data and security breaches, and other liabilities relating to or arising from our software, services, acts, or omissions. The term of these contractual provisions often survives termination or expiration of the applicable agreement. Large indemnity payments or damage claims from contractual breach could harm our business, operating results, and financial condition. Although in some cases we contractually limit our liability with respect to such obligations, we do not always do so or our obligations are capped at a high amount, and in the future we may still incur substantial liability related to them. Any dispute with a customer with respect to such obligations could have adverse effects on our relationship with that customer and other current and prospective customers, reduce demand for our solutions, and harm our business, operating results, and financial condition.
Risks Related to Legal and Regulatory Matters
We process, store, and use personal information and other data, which subjects us to governmental regulation and other legal obligations related to privacy, and violation of these privacy obligations could result in a claim for damages, regulatory action, loss of business, or unfavorable publicity.
We receive, store, and process personal information and other information, including customer, employee, and contributor information and CxNs that include contributor feedback and insight for our customers. There are numerous domestic and international privacy and data protection laws and regulations. These laws and regulations, and the storing, use, processing, and disclosure and protection of personal information, are continually evolving, subject to differing interpretations, and may be inconsistent among jurisdictions or conflict with other laws, regulations, and rules. Additionally, laws, regulations, and standards covering marketing and advertising activities conducted by telephone, email, mobile devices, and the Internet, may be applicable to our business, such as the Telephone Consumer Protection Act (the TCPA), as implemented by the Telemarketing Sales Rule, the CAN-SPAM Act, and similar state consumer protection laws, as well as Singapore’s Personal Data Protection Act and its “Do Not Call” provisions. Our privacy policies and privacy-related obligations to third parties set forth additional standards and obligations related to data protection. We strive to comply with all applicable laws, policies and legal obligations relating to privacy and data security protection to the extent possible. However, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or regulations, making enforcement, and thus compliance requirements, ambiguous, uncertain, and potentially inconsistent. Any failure or perceived failure by us to comply with our privacy policies, privacy-related obligations to customers, contributors, or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized access to or unintended release of personally identifiable information or other protected data, may result in governmental enforcement actions, civil litigation, or public statements against us by data privacy advocacy groups or others. Any of these events could cause us to incur significant costs in investigating and defending such claims and, if found liable, pay significant damages. Further, these proceedings and any subsequent adverse outcomes may cause our customers and contributors to lose trust in us, which could have a materially adverse effect on our reputation and business.
Any significant change to applicable laws, regulations or industry practices regarding the use or disclosure of personal information (including what legally defines “personal information”), or regarding the manner in which the express or implied consent of contributors, customers, potential customers or other data subjects for the use and disclosure of personal information is obtained, could require us to modify our platform, possibly in a material manner and subject us to increased compliance costs, which may limit our ability to develop new products and features that make use of the personal information that clients voluntarily share. For example, California enacted legislation, the CCPA, that became operative on January 1, 2020 and became enforceable by the California Attorney General on July 1, 2020, along with related regulations that came into force on August 14, 2020 and were most recently amended on March 15, 2021. Additionally, the California Privacy Rights Act (the CPRA), which expands upon the CCPA and was passed in the November 3, 2020 election, creates obligations relating to consumer data beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023. The CCPA requires (and the CPRA will require) covered companies to, among other things, provide new disclosures to California consumers and affords such consumers new privacy rights such as the ability to opt-out of certain sales of personal information, expanded rights to access and require deletion of their personal information, the ability to opt out of certain personal information sharing, and the ability to receive detailed information about how their personal information is collected, used, and shared. The CCPA and the CPRA provide for unlimited civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, particularly in the event of a data breach. The effects of the CCPA and CPRA are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation. Any of the foregoing could materially adversely affect our business, operating results, and financial condition.
Additionally, the CCPA has prompted a number of proposals in the United States for new federal and state-level privacy legislation that, if passed, could increase our potential liability, increase our compliance costs, and adversely affect our business. Two states have recently passed personal information laws: the Colorado Privacy Act, which goes into effect on July 1, 2023; and Virginia’s Consumer Data Protection Act, which goes into effect on January 1, 2023. We cannot yet fully predict the impact of the California or other state/federal legislation or subsequent policy guidance on our business or operations, but it may require us to further modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Decreased availability and increased costs of information could adversely affect our ability to meet our agents’ requirements and could have an adverse effect on our business, operating results, and financial condition.
In Europe, the GDPR took effect on May 25, 2018. As a result of our presence in Europe, our contributors and other data subjects in Europe and our service offering in the European Economic Area (EEA) (which includes the European Union (E.U.) and countries such as Iceland that are not official members of the European Union but due to being closely linked by economic relationship are required to adopt E.U. legislation regarding the single market), we are subject to the GDPR, which imposes stringent E.U. data protection requirements (including compliance burdens such as mandating documentation requirements and granting certain privacy rights to individuals to control how we collect, use, disclose, retain and process information about them), and could increase the risk of non-compliance and the costs of providing our platform in a compliant manner. A breach of the GDPR could result in regulatory investigations, reputational harm, fines of up to the greater of €20 million or 4% of annual global revenue, and sanctions, orders to cease or change our processing of our data, enforcement notices, or assessment notices (for a compulsory audit). We may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm.
Additionally, the United Kingdom implemented the Data Protection Act, effective in May 2018 and statutorily amended in 2019, that contains provisions, including its own derogations, for how GDPR is applied in the United Kingdom. From the beginning of 2021 (when the transitional period following Brexit expired), we have to continue to comply with the GDPR and also the U.K.’s Data Protection Act, with each regime having the ability to fine up to the greater of €20 million (£17 million) or 4% of global turnover. The relationship between the United Kingdom and the European Union remains uncertain, for example how data transfers between the United Kingdom and the European Union and other jurisdictions will be treated and the role of the United Kingdom’s supervisory authority. In February 2021, the European Commission proposed to issue the United Kingdom with an “adequacy” decision to facilitate the continued free flow of personal information from E.U. member states to the United Kingdom; however, this decision is subject to the review and/or approval of the European Data Protection Board and a committee composed of the representatives of the E.U. Member States. In the meantime, the United Kingdom remains a “third country” for the purposes of data transfers from the European Union/EEA to the United Kingdom following the expiration of the four to six-month personal information transfer grace period (from January 1, 2021) set out in the E.U. and U.K. Trade and Cooperation Agreement, unless the adequacy decision is adopted in favor of the United Kingdom. If an adequacy decision is not favorable, the United Kingdom would remain a “third country.” These changes will lead to additional costs as we try to ensure compliance with new privacy legislation and will increase our overall risk exposure.
In addition, the GDPR imposes strict rules on the transfer of personal information out of the European Union to a “third country” including the United States. These obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices.
In July 2020, the Court of Justice of the European Union (CJEU) invalidated the European Union-United States (E.U.-U.S.) Privacy Shield (under which personal information could be transferred from the E.U. to U.S. entities that had self-certified under the Privacy Shield scheme) on the grounds that the Privacy Shield failed to offer adequate protections to E.U. personal information transferred to the United States. As a result, Privacy Shield is no longer a valid mechanism for transferring personal data from the EEA to the United States. In addition, while the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal information transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the standard contractual clauses must now be assessed on a case by case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals. The use of standard contractual clauses for the transfer of personal information specifically to the United States remains under review by a number of European data protection supervisory authorities, along with those of some other E.U. member states. German and Irish supervisory authorities have indicated, and enforced in recent rulings, that the standard contractual clauses alone provide inadequate protection for E.U.-U.S. data transfers. In August 2020, the U.S. Department of Commerce and the European Commission announced new discussions to evaluate the potential for an enhanced E.U.-U.S. Privacy Shield framework to comply with the July 2020 judgment of the CJEU. Further, on June 4, 2021, the European Commission finalized new versions of the standard contractual clauses, with the Implementing Decision in effect since June 27, 2021. Under the Implementing Decision, we will have until December 27, 2022 to update any existing agreements, or any new agreements executed before September 27, 2021, that rely on standard contractual clauses as the data transfer mechanism. To comply with the Implementing Decision and the new standard contractual clauses, we may need to implement additional safeguards to further enhance the security of data transferred out of the EEA, which could increase our compliance costs, expose us to further regulatory scrutiny and liability, and adversely affect our business. The CJEU’s decision, along with the subsequent guidance issued by the European Data Protection Board in November 2020, and recent statements by E.U. supervisory authorities, and the new versions of the standard contractual clauses, have led to uncertainty regarding the legality of E.U.-U.S. data flows in general and those conducted under the Privacy Shield in particular.
While we maintain a Privacy Shield certification, we rely on the standard contractual clauses for intercompany data transfers from the EEA to the United States. As supervisory authorities continue to issue further guidance on personal information transfers out of the EEA, we could suffer additional costs, complaints, or regulatory investigations or fines, and if we are otherwise unable to transfer personal information between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results. Our customers and contributors also request heightened assurances and contractual protection regarding data protection, data processing, data transfers, data segregation, technological safeguards, and the applicability of certain laws on our business. We cannot yet determine the impact that future laws, regulations, contractual obligations, and standards may have on our business. Such laws and regulations are often subject to differing interpretations and may be inconsistent among jurisdictions. Further, the obligations imposed by E.U. data protection and related laws may conflict with the obligations imposed by other legal regimes, such as U.S. laws concerning government access to data. We may lose certain customers and customer opportunities in Europe, incur substantial expense in complying with the new obligations, be subjected to new and greater liability and we may be required to make significant changes in our business operations and product development, all of which may adversely affect our revenues and our business overall.

We are also subject to evolving E.U. privacy laws relating to the use of cookies and e-marketing. In the E.U., regulators increasingly focus on compliance with requirements in the online behavioral advertising ecosystem, and a E.U. regulation known as the ePrivacy Regulation, which is still being finalized by E.U. member states, will significantly increase fines for non-compliance once in effect. In the E.U., informed consent, including a prohibition on pre-checked consents and a requirement to ensure separate consents for each cookie, is required for the placement of a cookie or similar tracking technologies on a customer’s device and for direct electronic marketing. As regulators start to enforce the strict approach, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, negatively impact our efforts to understand customers, adversely affect our margins, increase costs, and subject us to additional liabilities.
As we expand, there is a risk that we may assume liabilities for breaches experienced by the companies we acquire. Despite our efforts to comply with applicable laws, regulations, and other obligations relating to privacy, data protection, and information security, it is possible that our practices, offerings, or platform could fail, or be alleged to fail to meet applicable requirements.
We may be subject to new and existing laws and regulations, both in the United States and internationally.
We are subject to a wide variety of foreign and domestic laws. Laws, regulations, and standards governing issues that may affect us, such as worker classification, employment, worker health, payments, worker confidentiality obligations and whistleblowing, intellectual property, consumer protection, taxation, privacy, and data security are often complex and subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their enforcement and application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal and state administrative agencies. Many of these laws were adopted prior to the advent of the Internet, mobile, and related technologies and, as a result, do not contemplate or address the unique issues of the Internet, mobile, and related technologies. Other laws and regulations may be adopted in response to Internet, mobile, and related technologies. New and existing laws and regulations (or changes in interpretation of existing laws and regulations), including those concerning worker classification, independent contractors, employment, discrimination and harassment, payments, whistleblowing and worker confidentiality obligations, intellectual property, consumer protection, taxation, privacy, data security, benefits, unionizing and collective action, arbitration agreements and class action waiver provisions, unfair competition, terms of service, website accessibility, background checks (such as the Fair Credit Reporting Act, 15 U.S.C. § 1681), escheatment, and federal contracting may also be adopted, implemented, or interpreted to apply to us or our contributors. Likewise, these laws may affect our contributors, and uncertainty around their application, may affect demand for our platform.
As our platform’s geographic scope expands, regulatory agencies or courts may claim that we are subject to additional requirements, or are prohibited from conducting our business in or with certain jurisdictions, either generally or with respect to certain services, or that we are otherwise required to change our business practices. It is also possible that certain provisions in agreements with our contributors may be found to be unenforceable or not compliant with applicable law.
The level of regulatory scrutiny on larger companies, technology companies in general, and companies engaged in dealings with independent contractors, payments, or personal information in particular has increased significantly recently and may continue to increase. Legislators have enacted, and may continue to enact, new laws or regulatory agencies may promulgate new rules or regulations that are adverse to our business or the interests of our customers, or they may view matters or interpret or enforce laws and regulations differently than they have in the past or in a manner adverse to our business. Such legislative or regulatory scrutiny or action may create or enhance different or conflicting obligations on us from one jurisdiction to another.
New approaches to policy-making and legislation may also produce unintended harms for our business, which may impact our ability to operate our business in the manner in which we are accustomed. For example, there has been increased focus on worker classification and independent contractor regulations which led in part to the adoption of legislation in certain jurisdictions, and it is possible that other jurisdictions will implement similar laws and regulations. There is often uncertainty in the application of worker classification laws, and consequently there is risk to us that contributors could be deemed to be our employees and therefore are currently misclassified under applicable law. A misclassification determination, allegation, claim, or audit creates potential exposure for contributors and for us, and such claims could result in monetary damages (including wage-based damages or restitution, compensatory damages, liquidated damages, and punitive damages), interest, fines, penalties, costs, fees (including attorneys’ fees), criminal and other liability, assessment, injunctive relief, or settlement. Factors determining whether an individual providing feedback and market research is an employee is a fact intensive inquiry and the factors for consideration vary by governing law. Laws and regulations that govern the status and classification of workers are also subject to change as well as to divergent interpretations by various authorities, which can create uncertainty and unpredictability. For example, in California, we are aware of the state supreme court’s 2018 decision in Dynamex Operations West, Inc. v. Superior Court of Los Angeles, as well as Assembly Bill 5 (AB 5), which went into effect January 1, 2020 and which has the stated purpose of codifying the Dynamex holding. Together, they change the standard in California for determining worker classification and are widely viewed as expanding the scope of the definition of employee for most purposes under California law. Given the enactment of AB 5, there is little guidance from the courts or the regulatory authorities charged with its enforcement and there is a significant degree of uncertainty regarding its application. While we believe that our business and our relationship with our contributors currently fall within an exemption provided by California’s Labor Code Section 2782, which we believe clarifies that AB 5 does not apply to our contributors, if new amendments or legislation alters this exemption, or similar exemptions are not adopted in other jurisdictions, our business could be adversely impacted. Worker classification and independent contractor laws and regulations, and any changes to them, may have a far-reaching impact, including on contributors, and could negatively impact us and our contributors, or adversely impact our business model and ability to operate our platform.
As we look to expand our international footprint over time, we may become obligated to comply with additional laws and regulations of the countries or markets in which we operate or have contributors. We may be harmed if we are found to be subject to new or existing laws and regulations or if those laws are interpreted and applied to us in a manner that harms our business or is inconsistent with the application of U.S. laws, including those concerning worker classification, independent contractors, employment, payments, whistleblowing and worker confidentiality obligations, laws related to the COVID-19 pandemic, intellectual property, consumer protection, taxation, privacy, data security, benefits, unionizing and collective action, arbitration agreements and class action waiver provisions, unfair competition, terms of service, website accessibility, background checks, and escheatment. In addition, contractual provisions that are designed to protect and mitigate against risks, including terms of service, services agreements, arbitration and class action waiver provisions, disclaimers of warranties, limitations of liabilities, releases of claims, and indemnification provisions, could be deemed unenforceable as to the application of these laws and regulations by a court, arbitrator, or other decision-making body. If we are unable to comply with these laws and regulations or manage the complexity of global operations and supporting an international customer base successfully or in a cost-effective manner, our business, operating results, and financial condition would be adversely affected.
Our success, or perceived success, and increased visibility may also drive some third parties that view our business model to be a threat, or otherwise problematic, to raise concerns about our business model to local policymakers and regulators. These third parties and their trade association groups or other organizations may take actions and employ significant resources to shape the legal and regulatory regimes in countries where we have, or may seek to have, a significant number of contributors, in an effort to change such legal and regulatory regimes in ways intended to adversely affect or impede our business and the ability of customers to utilize our platform.
Failure to comply with anti-corruption and anti-money laundering laws, including the FCPA and similar laws associated with our activities outside of the United States, could subject us to penalties and other adverse consequences.
We are subject to the FCPA, the UK Bribery Act, and possibly other anti-bribery and anti-money laundering laws in countries in which we conduct activities. We face significant risks if we fail to comply with the FCPA, the UK Bribery Act and other anti-corruption laws that prohibit companies and their employees and third-party intermediaries from promising, authorizing, offering, or providing, directly or indirectly, improper payments or benefits to foreign government officials, political parties, and private-sector recipients for the purpose of obtaining or retaining business, directing business to any person, or securing any advantage. In many foreign countries, particularly in countries with developing economies, it may be a local custom that businesses engage in practices that are prohibited by the FCPA or other applicable laws and regulations. In addition, we increasingly use various third parties to sell our platform and conduct our business abroad. We or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities. While our Code of Business Conduct mandates compliance with anti-corruption laws and regulations, we cannot assure you that all of our employees and agents, as well as those companies to which we outsource certain of our business operations, will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible.
Any violation of the FCPA, the UK Bribery Act, other applicable anti-corruption laws, and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, or severe criminal or civil sanctions, which could have a materially adverse effect on our reputation, business, operating results, and financial condition. In addition, responding to any enforcement action may result in a significant diversion of management’s attention and resources, significant defense costs, and other professional fees.

We are required to comply with governmental export control and sanctions laws and regulations. Our failure to comply with these laws and regulations would have an adverse effect on our business, operating results, and financial condition.
Our platform is subject to governmental, including United States and European Union, export control laws and regulations, and as a U.S. company we are covered by the U.S. sanctions laws and regulations. U.S. export control and economic sanctions laws and regulations prohibit the shipment of certain products and services to U.S. embargoed or sanctioned countries, governments, and persons, and complying with export control and sanctions regulations for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities. While we take precautions to prevent our platform from being exported in violation of these laws or engaging in any other activities that are subject to these regulations, from time to time, we may fail to fully comply with these laws and regulations. For example, in mid-2021, we conducted an internal review of our compliance with U.S. export control laws and economic sanctions and in connection with our review, we identified that our platform may have been used by two parties in Iran, which is an embargoed country. Based on our preliminary findings, these parties signed up for a free trial of our platform and did not make payment to us. In addition, as part of our internal review, we identified a limited number of participant accounts that represented themselves as residing in non-embargoed countries but may have accessed our platform from embargoed countries. Certain of these participants performed tests and received small amounts of payments, in accordance with our standard payment practices, associated with those tests. In July 2021, we submitted a voluntary disclosure to the Office of Foreign Assets Control related to these parties’ use of our platform. Although we have implemented, and are working to implement additional controls and screening tools designed to prevent similar activity from occurring in the future, there is no guarantee that our platform will not be accessed by additional individuals, entities, or governments prohibited by U.S. or foreign sanctions in the future. If we are found to have failed to comply with U.S. export laws, U.S. Customs regulations and import regulations, U.S. economic sanctions, and other countries’ import and export laws, we could be subject to substantial civil and criminal penalties, including fines for the company, incarceration for responsible employees and managers, and the possible loss of export or import privileges as well as incur reputational harm.
We incorporate encryption technology into certain of our products and certain encryption products may be exported outside of the United States only by a license or a license exception. In addition, various countries regulate the import of certain encryption technology, including import permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our products or could limit our customers’ ability to deploy our products in those countries. Although we take precautions to prevent our platform from being provided in violation of such laws, we cannot assure you that inadvertent violations of such laws have not occurred or will not occur in connection with the distribution of our platform despite the precautions we take. Governmental regulation of encryption technology and regulation of imports or exports, or our failure to obtain required import or export approval for our platform, could harm our international sales and adversely affect our operating results.
Further, if our partners fail to obtain required import, export, or re-export licenses or permits, we may also be harmed, become the subject of government investigations or penalties, and incur reputational harm. Changes in our platform or changes in export and import regulations may create delays in the introduction of our platform in international markets, prevent our customers with international operations from deploying our platform globally or, in some cases, prevent the export or import of our platform to certain countries, governments, or persons altogether. Any change in export or import laws or regulations, economic sanctions, or related legislation, shift in the enforcement or scope of existing laws and regulations, or change in the countries, governments, persons, or technologies targeted by such laws and regulations, could result in decreased use of our platform by, or in our decreased ability to export or sell our platform to, existing or potential customers with international operations. Any decreased use of our platform or limitation on our ability to export or sell our platform would likely adversely impact our business, operating results, and financial condition.
Risks Related to Financial and Accounting Matters
We may be unable to integrate acquired businesses and technologies successfully or to achieve the expected benefits of such acquisitions. We may acquire or invest in additional companies, which may divert our management’s attention, result in additional dilution to our stockholders, and consume resources that are necessary to sustain our business.
Our business strategy may, from time to time, include acquiring other complementary products, technologies, or businesses. An acquisition, investment, or business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel, or operations of the acquired companies, particularly if the key personnel of the acquired companies choose not to work for us, if an acquired company’s software is not easily adapted to work with ours, or if we have difficulty retaining the customers of any acquired business due to changes in management or otherwise. Acquisitions may also disrupt our business, divert our resources, and require significant management attention that would otherwise be available for development of our business. Moreover, the anticipated benefits of any acquisition, investment, or business relationship may not be realized or we may be exposed to unknown liabilities.
We may in the future seek to acquire or invest in additional businesses, products, technologies, or other assets. We also may enter into relationships with other businesses to expand our products and services or our ability to provide our products and services in foreign jurisdictions, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing, or investments in other companies. Negotiating these transactions can be time consuming, difficult, and expensive, and our ability to close these transactions may often be subject to approvals that are beyond our control. Consequently, these transactions, even if undertaken and announced, may not close. For one or more of those transactions, we may:
•issue additional equity securities that would dilute our stockholders;
•use cash that we may need in the future to operate our business;
•incur debt on terms unfavorable to us or that we are unable to repay;
•incur large charges or substantial liabilities;
•encounter difficulties retaining key employees of the acquired company or integrating diverse software codes or business cultures; and
•become subject to adverse tax consequences, substantial depreciation, or deferred compensation charges.
Any of these risks could adversely impact our business and operating results.
Changes in our effective tax rate could impact our financial results. Our business and financial condition could be materially affected by the enactment of legislation implementing changes in the U.S. or foreign taxation of international business activities or the adoption of other tax reform policies.
We are subject to income taxes in the United States and certain foreign jurisdictions. We believe that our provision for income taxes is reasonable, but the ultimate tax outcome may differ from the amounts recorded in our consolidated financial statements and may materially affect our financial results in the period or periods in which such outcome is determined. Our effective tax rate could be adversely affected by changes in the mix of earnings and losses in countries with differing statutory tax rates, certain non-deductible expenses, and the valuation of deferred tax assets. Increases in our effective tax rate would reduce profitability or increase losses. As we expand the scale of our domestic and international business activities, any changes in U.S. federal, state, local or foreign tax laws or tax rulings of such activities may increase our worldwide effective tax rate and harm our financial results.
In addition, changes in tax laws and regulations in federal, state, local, and foreign jurisdictions could have material adverse impacts on our business, cash flows, operating results, or financial condition, and could materially affect our tax obligations and effective tax rate. For example, U.S. tax legislation enacted on December 22, 2017, informally titled the Tax Cuts and Jobs Act (the Tax Cuts and Jobs Act), significantly reformed the Internal Revenue Code of 1986, as amended (the Code). This legislation, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest and the use of net operating losses (NOLs) generated in tax years beginning after December 31, 2017, allows for the expensing of capital expenditures and puts into effect the migration from a “worldwide” system of taxation to a “territorial system.” The Tax Cuts and Jobs Act is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury and the Internal Revenue Service, any of which could lessen or increase certain adverse impacts of the legislation. As we maintain a full valuation allowance against our U.S. federal and state NOL carryforwards, these changes did not impact our consolidated balance sheet as of December 31, 2021. However, in future years, if a deferred tax asset is recognized related to our NOL carryforwards, the changes in the carryforward/carryback periods as well as the new limitation on use of NOL carryforwards may significantly impact our valuation allowance assessments for NOL carryforwards generated after December 31, 2017. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities. Also, governments in certain countries where we do business have enacted legislation in response to the COVID-19 pandemic, including the Coronavirus Aid, Relief, and Economic Security Act enacted by the United States on March 27, 2020. We are continuing to analyze these legislative developments; however, they did not have a material impact on our provision for income taxes for the years ended December 31, 2021 and 2020.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations which could subject our business to higher tax liability.
As of December 31, 2021, we had U.S. federal NOL carryforwards of approximately $174.5 million and state NOL carryforwards of approximately $102.4 million available to offset future taxable income. Our federal and state NOL carryforwards will begin to expire in 2028 and 2029, respectively, if not utilized. Our federal NOL carryforwards of $104.1 million generated after December 31, 2017 can be carried forward indefinitely, with utilization limited to 80% of our taxable income beginning after January 1, 2021. Realization of these NOL carryforwards depends on future taxable income beginning after December 31, 2021, and there is a risk that our existing carryforwards could expire unused and be unavailable to offset future taxable income, which could materially and adversely affect our operating results.
Under Sections 382 and 383 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOL carryforwards and tax attributes to offset future taxable income or tax liabilities. Similar rules may apply under state tax laws. If finalized, Treasury Regulations currently proposed under Section 382 of the Code may impose stricter limitations than would be imposed under current law on our ability to utilize our pre-change NOL carryforwards or credits if we undergo a future ownership change. We have completed an analysis of Section 382 ownership changes in our stock through December 31, 2021 and have concluded that we have experienced ownership changes that have resulted in limitations in our ability to use certain of our NOL carryforwards and tax credit carryforwards. In addition, we may experience ownership changes as a result of future offerings or other changes in the ownership of our stock, some of which are beyond our control. As a result, the amount of the NOL carryforwards and tax credit carryforwards presented in our financial statements could be limited and, in the case of NOL carryforwards generated in 2014 and prior years, may expire unused. Any such material limitation or expiration of our NOL carryforwards may harm our future operating results by effectively increasing our future tax obligations. There is also a risk that due to changes in tax law or regulatory changes, such as suspensions on the use of NOL carryforwards or other unforeseen reasons, our existing NOL carryforwards could expire or otherwise be unavailable to offset future U.S. federal and state taxable income. For these reasons, we may not be able to utilize some portion of our NOL carryforwards even if we attain profitability.
The applicability of sales, use, and other tax laws or regulations on our business is uncertain. Adverse tax laws or regulations could be enacted or existing laws could be applied to us or our customers, which could subject us to additional tax liability and related interest and penalties, increase the costs of our services and adversely impact our business.
The application of U.S. federal, state, local, and foreign tax laws to services provided electronically is evolving. New income, sales, use, value-added, or other tax laws, statutes, rules, regulations, or ordinances could be enacted at any time (possibly with retroactive effect), and could be applied solely or disproportionately to services provided over the Internet or could otherwise materially affect our financial position and operating results. Many countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could impact our tax obligations.
After the U.S. Supreme Court decision in South Dakota v. Wayfair Inc. in 2018, many states have enacted laws that would require tax reporting, collection, or tax remittance on items sold online. States, localities, the U.S. federal government or other countries may seek to impose additional reporting, record-keeping and/or indirect tax collection obligations on our businesses. New legislation could require us to incur substantial costs, including costs associated with tax calculation, collection and remittance, and audit requirements, and could adversely affect our business, operating results, and financial condition.
We also have been and may in the future be subject to additional tax liabilities and related interest and penalties due to changes in indirect and non-income based taxes resulting from changes in U.S. federal, state, local or foreign tax laws, changes in taxing jurisdictions and administrative interpretations, decisions, policies and positions, result of tax examinations, settlements or judicial decisions, changes in accounting principles, changes to the business operations, as well as evaluation of new information that results in a change to a tax position taken in prior periods. It is possible that one or more states could seek to impose sales, use, or other tax collection obligations on us with regard to sales or orders on our business platform. These taxes may be applicable to past sales. A successful assertion by a taxing authority that we should be collecting additional sales, use or other taxes or remitting such taxes directly to states could result in substantial tax liabilities for past sales and additional administrative expenses, which could seriously harm our business, operating results, and financial condition. Although we have reserved for potential payments of possible past tax liabilities in our financial statements, if these liabilities exceed such reserves, our financial condition will be adversely impacted.

Certain of our operating results and financial metrics may be difficult to predict as a result of seasonality.
Although we have not historically experienced significant seasonality with respect to our revenue throughout the year, we have seen seasonality in our sales cycle and our fourth quarter has historically been our strongest quarter. We believe that this results in part from the procurement, budgeting, and deployment cycles of many of our customers. We generally expect a relative increase in sales in the second half of each year as budgets of our customers for annual capital purchases are being fully utilized. We may be affected by seasonal trends in the future, particularly as our business matures. Such seasonality may result from a number of factors, including a slowdown in our customers’ procurement process during certain times of the year, both domestically and internationally, and customers choosing to spend remaining budgets shortly before the end of their fiscal years. These effects may become more pronounced as we target larger organizations and their larger budgets for sales of subscriptions to our platform. Additionally, this seasonality may be reflected to a much lesser extent, and sometimes may not be immediately apparent, in our revenue, due to the fact that we recognize subscription revenue over the term of the applicable subscription agreement. In addition, our ability to record professional services revenue can potentially vary based on the number of billable days in the given quarter, which is impacted by holidays and vacations. To the extent we experience this seasonality, it may cause fluctuations in our operating results and financial metrics and make forecasting our future operating results and financial metrics more difficult.
We may need to raise additional capital required to grow our business, and we may not be able to raise capital on terms favorable to us or at all.
In order to support our growth and respond to business challenges, such as developing new features or enhancements to our platform to stay competitive, acquiring new technologies, and improving our infrastructure, we have made significant financial investments in our business, and we intend to continue to make such investments. As a result, we may need to engage in equity or debt financings to provide the funds required for these investments and other business endeavors. If we raise additional funds through equity or convertible debt issuances, our existing stockholders may suffer significant dilution, and these securities could have rights, preferences, and privileges that are superior to that of holders of our common stock. If we obtain additional funds through debt financing, we may not be able to obtain such financing on terms favorable to us. Such terms may involve restrictive covenants making it difficult to engage in capital raising activities and pursue business opportunities, including potential acquisitions. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired and our business may be adversely affected, requiring us to delay, reduce, or eliminate some or all of our operations.
We incur significant costs as a result of operating as a public company, and our management and other personnel devote substantial time to compliance with our public company responsibilities and corporate governance practices.
We incur significant legal, accounting, compliance and other expenses as a public company that we did not incur as a private company and these expenses will increase even more after we are no longer an “emerging growth company.” As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules adopted, and to be adopted, by the SEC and the New York Stock Exchange (NYSE). Our management and other personnel devote a substantial amount of time to these compliance initiatives and these rules and regulations substantially increase our legal and financial compliance costs and make some activities more time-consuming and costly. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees, or as executive officers.
If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us, and our business may be harmed. In connection with our IPO, we increased our directors’ and officers’ insurance coverage, which increased our insurance related costs. Moreover, in the future, it may be more difficult and more expensive for us to obtain director and officer liability insurance and we may be forced to accept reduced policy limits or incur substantially higher costs to maintain the same or similar coverage. These factors could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees, or as executive officers.
Additionally, as a result of disclosure of information in filings required of a public company, our business and financial condition is more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and operating results.

Further, as a result of our disclosure obligations as a public company, we have reduced flexibility and are under pressure to focus on short-term results, which may adversely affect our ability to achieve long-term profitability.
If we fail to maintain proper and effective internal controls over financial reporting our ability to produce accurate and timely financial statements could be impaired.
Pursuant to Section 404 of the Sarbanes-Oxley Act, our management will be required to report upon the effectiveness of our internal control over financial reporting beginning with the annual report for our fiscal year ending December 31, 2022. When we lose our status as an “emerging growth company” and become an “accelerated filer” or a “large accelerated filer,” our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. This process will be time-consuming, costly, and complicated.
We have experienced control deficiencies and may experience control deficiencies, including material weaknesses in our internal control over financial reporting, in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, operating results, or cash flows.
If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness in our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the NYSE, the SEC, or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
We are an “emerging growth company” and the reduced reporting requirements applicable to emerging growth companies may make our common stock less attractive to investors.
We are an “emerging growth company” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (i) not being required to comply with the auditor attestation requirements of the Sarbanes-Oxley Act, (ii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (iii) exemptions from the requirements of holding nonbinding advisory stockholder votes on executive compensation and stockholder approval of any golden parachute payments not approved previously.
We could be an emerging growth company for up to five fiscal years after our IPO; provided, however, certain circumstances could cause us to lose that status earlier, including if we are deemed to be a “large accelerated filer,” which occurs when the market value of our common stock that is held by non-affiliates equals or exceeds $700 million, if we have total annual gross revenue of $1.07 billion or more, or if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time.
Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards. Until the date that we are no longer an “emerging growth company” or affirmatively and irrevocably opt out of the exemption provided by Section 7(a)(2)(B) of the Securities Act, upon issuance of a new or revised accounting standard that applies to our financial statements and that has a different effective date for public and private companies, we will disclose the date on which adoption is required for non-emerging growth companies and the date on which we will adopt the recently issued accounting standard.

If currency exchange rates fluctuate substantially in the future, our operating results, which are reported in U.S. dollars, could be adversely affected.
As we continue to expand our international operations, we become more exposed to the effects of fluctuations in currency exchange rates. Although we expect an increasing number of sales contracts to be denominated in currencies other than the U.S. dollar in the future, the majority of our sales contracts have historically been denominated in U.S. dollars, and therefore, most of our revenue has not been subject to foreign currency risk. However, a strengthening of the U.S. dollar could increase the real cost of our platform to our customers outside of the United States, which could adversely affect our business, operating results, financial condition, and cash flows. In addition, we incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency. Fluctuations in the exchange rates between the U.S. dollar and other currencies could result in the dollar equivalent of such expenses being higher. This could have a negative impact on our operating results. Although we may in the future decide to undertake foreign exchange hedging transactions to cover a portion of our foreign currency exchange exposure, we currently do not hedge our exposure to foreign currency exchange risks.
Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.
GAAP financial measures are subject to interpretation by the Financial Accounting Standards Board (FASB), the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.
Risks Related to Ownership of Our Common Stock
The market price of our common stock could be volatile, and you could lose all or part of your investment.
Technology stocks have historically experienced high levels of volatility. The market price of our common stock may fluctuate substantially depending on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include the following:
•price and volume fluctuations in the overall stock market from time to time;
•announcements of new products, platforms or technologies, commercial relationships, acquisitions or other events by us or our competitors;
•failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;
•changes in how organizations perceive the benefits of our platform and products;
•recruitment or departures of key personnel;
•the public’s reaction to our press releases, other public announcements, and filings with the SEC;
•fluctuations in the trading volume of our shares or the size of our public float, including in connection with an acquisition;
•sales of large blocks of our common stock;
•actual or anticipated changes or fluctuations in our operating results;
•whether our operating results meet the expectations of securities analysts or investors;
•changes in actual or future expectations of investors or securities analysts;
•actual or perceived significant data breach involving our platform;
•litigation involving us, our industry or both;
•governmental or regulatory actions or audits;

•regulatory developments and new laws in the United States, foreign countries, or both;
•general economic conditions and trends;
•public health crises and related measures to protect the public health (such as the COVID-19 pandemic);
•major catastrophic events in our domestic and foreign markets;
•the expiration of contractual lock-up or market stand-off agreements;
•changes in accounting standards, policies, guidelines, interpretations, or principles; and
•“flash crashes,” “freeze flashes,” or other glitches that disrupt trading on the securities exchange on which we are listed.
In addition, if the market for technology stocks or the stock market in general experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, operating results, or financial condition. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. In the past, following periods of volatility in the trading price of a company’s securities, securities class action litigation has often been brought against that company. If the market price of our common stock is volatile, we may become the target of securities litigation. Securities litigation could result in substantial costs and divert our management’s attention and resources from our business. This could have an adverse effect on our business, operating results, and financial condition.
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could cause the market price of our common stock to decline.
Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock.
All of our directors and officers and the holders of substantially all of our common stock and securities convertible into or exercisable or exchangeable for our common stock are subject to lock-up agreements that restrict their ability to transfer shares of our common stock, subject to specific exceptions, during the period ending on the earlier of (i) the opening of trading on the second trading day immediately following the release of our earnings for the first fiscal quarter of the fiscal year ending December 31, 2022 and (ii) the date that is 180 days after the date of the final prospectus (the lock-up period) relating to our IPO, dated November 16, 2021 and filed pursuant to Rule 424(b) under the Securities Act.
Approximately 2,932,192 million shares of our common stock outstanding and vested and exercisable stock options outstanding as of March 2, 2022 were released from the restrictions under the lock-up agreement on March 2, 2022.
If not earlier released, all of our outstanding shares of common stock, other than those sold in our IPO which are freely tradable, will become eligible for sale upon expiration of the lock-up period, except for any shares held by our affiliates which may only be sold in accordance with Rule 144 under the Securities Act. Furthermore, Morgan Stanley & Co. LLC and J.P. Morgan Securities LLC may, in their sole discretion, permit us and our executive officers, directors, and holders of our securities who are subject to these lock-up agreements to sell shares prior to the expiration of the lock-up agreements.
In addition, there were 22,689,570 shares of common stock issuable upon the exercise of stock options outstanding and 2,490,942 shares subject to RSUs as of December 31, 2021. We have filed a registration statement to register shares reserved for future issuance under our equity compensation plans. The shares of common stock will become eligible for sale in the public market to the extent such options are exercised, subject to the lock-up agreements described above and compliance with applicable securities laws.
Moreover, certain holders of our common stock have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.
We may also issue our shares of common stock or securities convertible into shares of our common stock from time to time in connection with a financing, acquisition, investments, or otherwise. We also expect to grant equity awards to employees, directors, and consultants under our equity incentive plans. Any such issuances could result in substantial dilution to our existing stockholders and cause the market price of our common stock to decline.

If securities or industry analysts do not publish research or publish unfavorable or inaccurate research about our business, our stock price and trading volume could decline.
Our stock price and trading volume is heavily influenced by the way analysts and investors interpret our financial information and other disclosures. We do not have control over these analysts. If securities analysts or industry analysts cease coverage of us, our stock price could be negatively affected. If securities or industry analysts do not publish research or reports about our business, downgrade our common stock, or publish negative reports about our business, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our stock price to decline and could decrease the trading volume of our common stock.
We do not intend to pay dividends for the foreseeable future.
We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future. We anticipate that for the foreseeable future we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.
Anti-takeover provisions in our charter documents and under Delaware law could prevent or delay an acquisition of us, which may be beneficial to our stockholders, and may prevent attempts by our stockholders to replace or remove our current management.
Our restated certificate of incorporation and our restated bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it difficult for stockholders to elect directors who are not nominated by current members of our board of directors or take other corporate actions, including effecting changes in our management. These provisions:
•establish a classified board of directors so that not all members of our board are elected at one time;
•permit only the board of directors to establish the number of directors and fill vacancies on the board;
•provide that directors may only be removed “for cause” and only with the approval of two-thirds of our stockholders;
•require super-majority voting to amend some provisions in our restated certificate of incorporation and restated bylaws;
•authorize the issuance of “blank check” preferred stock that our board could use to implement a stockholder rights plan;
•eliminate the ability of our stockholders to call special meetings of stockholders;
•prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;
•prohibit cumulative voting; and
•establish advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.
In addition, Section 203 of the Delaware General Corporation Law (DGCL) may discourage, delay, or prevent a change in control of our company. Section 203 imposes certain restrictions on mergers, business combinations and other transactions between us and holders of 15% or more of our common stock.
Our restated certificate of incorporation contains an exclusive forum provision for certain claims, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
Our restated certificate of incorporation provides, to the fullest extent permitted by law, that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the DGCL, our restated

certificate of incorporation, or our restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine.
Moreover, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Our restated certificate of incorporation provides that the federal district courts of the United States will, to the fullest extent permitted by law, be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (Federal Forum Provision). Our decision to adopt a Federal Forum Provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under Delaware law. While there can be no assurance that federal or state courts will follow the holding of the Delaware Supreme Court or determine that the Federal Forum Provision should be enforced in a particular case, application of the Federal Forum Provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court.
Section 27 of the Exchange Act creates exclusive federal jurisdiction over all claims brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. In addition, the Federal Forum Provision applies to suits brought to enforce any duty or liability created by the Exchange Act. Accordingly, actions by our stockholders to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder must be brought in federal court.
Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the regulations promulgated thereunder.
Any person or entity purchasing or otherwise acquiring or holding any interest in any of our securities shall be deemed to have notice of and consented to our exclusive forum provisions, including the Federal Forum Provision. These provisions may limit a stockholders’ ability to bring a claim in a judicial forum of their choosing for disputes with us or our directors, officers, or employees, which may discourage lawsuits against us and our directors, officers, and employees. Alternatively, if a court were to find the choice of forum provision contained in our restated certificate of incorporation or restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results, and financial condition.
General Risk Factors
The COVID-19 pandemic could adversely affect our business, operating results, and financial condition.
The COVID-19 pandemic has caused general business disruption worldwide beginning in January 2020. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, operating results, cash flows, and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted.
While we have not experienced a material impact to our business to date as a result of the COVID-19 pandemic, we do not yet know the full extent of potential impacts on our business, operations, or on the global economy as a whole, particularly if the COVID-19 pandemic continues and persists for an extended period of time. Potential impacts include:
•our customer prospects and our existing customers may experience slowdowns in their businesses, which in turn may result in reduced demand for our platform, lengthening of sales cycles, loss of customers, and difficulties in collections;
•substantially all of our employees are working from home and may continue to do so for several more months, which may result in decreased employee productivity and morale with increased unwanted employee attrition;
•we continue to incur fixed costs, particularly for real estate, and are deriving reduced or no benefit from those costs;
•we may continue to experience disruptions to our growth planning, such as for facilities and international expansion;
•we anticipate incurring costs in returning to work from our facilities around the world, including changes to the workplace, such as space planning, food service, and amenities;
•we may be subject to legal liability for safe workplace claims;

•we may be subject to tax or other liabilities associated with employees working in jurisdictions other than the locations in which they were hired;
•our critical vendors could go out of business;
•substantially all of our in-person marketing events, including conferences, have been canceled and we may continue to experience prolonged delays in our ability to reschedule or conduct in-person events and other related activities; and
•our marketing, sales, and support organizations are accustomed to extensive face-to-face customer and partner interactions, and our ability to conduct business is largely unproven.
Any of the foregoing could adversely affect our business, operating results, and financial condition.
Our business is subject to the risks of earthquakes, fire, floods, public health crises, and other natural catastrophes and to interruption by man-made problems such as power disruptions, computer viruses, data security breaches, or other incidents or terrorism.
Our corporate headquarters are located in the San Francisco Bay Area and we operate or utilize data centers that are located in North America and Europe. Additionally, we rely on our network and third-party infrastructure, enterprise applications, internal technology systems, and our website for our development, marketing, operational support, hosted services, and sales activities. The west coast of the United States, where our corporate headquarters are located, contains active earthquake zones and have been subject to numerous devastating wildfires and associated electrical blackouts. In the event of a catastrophic event, including a natural disaster such as an earthquake, hurricane, fire, flood, tsunami, or tornado, or other catastrophic event such as power loss, telecommunications failure, software or hardware malfunction, cyber-attack, war, terrorist attack, or incident of mass violence in the San Francisco Bay Area or elsewhere where our operations or data centers are located or where certain other systems and applications that we rely on are hosted, we may be unable to continue our operations and may endure significant system interruptions, reputational harm, delays in our application development, lengthy interruptions in our platform, breaches of data security, and loss of critical data, all of which could have an adverse effect on our future operating results. In addition, natural disasters, cyber-attacks, acts of terrorism, public health crises, such as pandemics and epidemics, or other catastrophic events could cause disruptions in our or our customers’ businesses, national economies, or the world economy as a whole.
Investors’ expectations of our performance relating to environmental, social, and governance factors may impose additional costs and expose us to new risks.
There is an increasing focus from certain investors, employees, and other stakeholders concerning corporate responsibility, specifically related to environmental, social, and governance factors. Some investors may use these factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies relating to corporate responsibility are inadequate. Third-party providers of corporate responsibility ratings and reports on companies have increased to meet growing investor demand for measurement of corporate responsibility performance. The criteria by which companies’ corporate responsibility practices are assessed may change, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. If we elect not to or are unable to satisfy such new criteria, investors may conclude that our policies with respect to corporate responsibility are inadequate. We may face reputational damage in the event that our corporate responsibility procedures or standards do not meet the standards set by various constituencies.
Furthermore, if our competitors’ corporate responsibility performance is perceived to be greater than ours, potential or current investors may elect to invest with our competitors instead. In addition, in the event that we communicate certain initiatives and goals regarding environmental, social and governance matters, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals. If we fail to satisfy the expectations of investors, employees, and other stakeholders, or, if our initiatives are not executed as planned, our reputation and business, operating results, and financial condition could be adversely impacted.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We are headquartered in San Francisco, California, where we occupy approximately 45,000 square feet of office space pursuant to a lease that expires in August 2025. We maintain additional U.S. offices in Georgia and California and internationally in Oslo, Norway and Edinburgh, United Kingdom.
We intend to procure additional space in the future as we continue to add employees and expand geographically. We believe that our current facilities are adequate to meet our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations.
Item 3. Legal Proceedings
We are not a party to any material pending legal proceedings. From time to time, we may be subject to legal proceedings and claims arising in the ordinary course of business.
Item 4. Mine Safety Disclosures
None.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Price of Our Common Stock
Our common stock, par value $0.0001 per share, is listed on the New York Stock Exchange, under the symbol “USER” and began trading on November 17, 2021. Prior to that date, there was no public trading market for our common stock.
Holders of Record
As of February 28, 2022, there were 73 stockholders of record of our common stock. The actual number of holders of our common stock is greater than the number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees.
Dividend Policy
We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends on our capital stock in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, general business conditions, and other factors that our board of directors may deem relevant.
Recent Sales of Unregistered Equity Securities
The following sets forth information regarding all unregistered securities sold since December 31, 2020:
From January 1, 2021 to November 17, 2021 (the date of the filing of our registration statement on Form S-8, File No. 333-261151), we granted options to our employees, directors, and other service providers to purchase an aggregate of 4,331,482 shares of our common stock under our 2013 Equity Incentive Plan (the 2013 Plan), with per share exercise prices ranging from $3.39 to $16.00, and have issued 2,893,452 shares of common stock upon exercise of stock options under our 2013 Plan.
From January 1, 2021 to November 17, 2021 (the date of the filing of our registration statement on Form S-8, File No. 333-261151), we granted restricted stock units to our employees, directors, and other service providers for an aggregate of 2,204,127 shares of common stock under our 2013 Plan.
From January 1, 2021 to November 17, 2021 (the date of the filing of our registration statement on Form S-8, File No. 333-261151), we granted restricted stock awards to certain service providers covering 9,434 shares of common stock under our 2013 Plan.
The issuances of the securities described above were deemed to be exempt from registration pursuant to Section 4(a)(2) of the Securities Act or Rule 701 promulgated under the Securities Act as transactions by an issuer not involving any public offering or pursuant to compensatory benefit plans. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions.
Use of Proceeds
On November 19, 2021, we closed our IPO in which we sold 10,000,000 shares of our common stock at a public offering price of $14.00 per share. We raised $124.1 million in net proceeds after deducting underwriting discounts and commissions of $9.8 million and offering costs of $6.1 million. All of the shares issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-260224), which was declared effective by the SEC on November 16, 2021. We incurred offering expenses, net of reimbursement received from underwriters, of approximately $6.2 million in connection with the IPO, of which $0.1 million is unpaid as of December 31, 2021.
There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus for our IPO dated as of November 16, 2021 and filed with the SEC pursuant to Rule 424(b)(4) on November 17, 2021.

Stock Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC, for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Exchange Act or the Securities Act.
The graph below shows the cumulative total return to our stockholders between November 17, 2021 (the date that our common stock commenced trading on the New York Stock Exchange) through December 31, 2021 in comparison to the S&P 500 Index and the S&P 500 Information Technology Index. The graph assumes (i) that $100 was invested in each of our common stock, the S&P 500 Index, and the S&P 500 Information Technology Index at their respective closing prices on November 17, 2021 and (ii) reinvestment of gross dividends. The stock price performance shown in the graph represents past performance and should not be considered an indication of future stock price performance.

$140
$120
$100
$80
$60
$40
$20
$0
11/17/2021
11/30/2021
12/31/2021
USER
S&P 500 Information Technology Index
S&P 500 Index

Issuer Purchases of Equity Securities
None.
Item 6. [Reserved]
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such difference include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” in Part I, Item IA in this Annual Report on Form 10-K.
A discussion regarding our financial condition and results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020 is presented below. A discussion regarding our financial condition and results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019 can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our final prospectus dated November 16, 2021 and filed with the SEC pursuant to Rule 424(b)(4) on November 17, 2021.
Overview
Our mission is to empower every organization with the breakthrough perspectives they need to deliver truly exceptional customer experiences using human insight.
We have pioneered a video-first, enterprise-grade software-as-a-service (SaaS) platform that enables organizations to see and hear the experiences of real people as they engage with products, designs, apps, processes, concepts, or brands. Our platform captures authentic, credible, and highly contextualized customer perspectives from targeted audiences who have opted in to share their thoughts, whether for digital, real-world, or omnichannel experiences. Using machine learning, our platform analyzes these perspectives and surfaces key moments of insight rapidly and at scale. This helps organizations to free up time and resources and make better customer experience decisions faster using the power of video to drive alignment and action.
We generate revenue primarily from the sale of subscriptions to our platform, which accounted for over 90% of our total revenue in each of the years ended December 31, 2021 and 2020, and approximately 90% of our total revenue in the year ended December 31, 2019. Our subscription plan includes access to our platform including customer support. The substantial majority of our subscriptions are for a one year, non-cancelable term, with some large, multi-year subscriptions ranging up to three years and some small, short-term subscriptions of less than one year. Our contracts are typically billed annually in advance and we generally recognize subscription revenue ratably over the contract term.
We also generate revenue from professional services. Our professional services include research studies, training services, and strategy workshops. Professional services revenue comprised less than 10% of our total revenue in each of the years ended December 31, 2021 and 2020, and approximately 10% of our total revenue in the year ended December 31, 2019.
We offer two primary subscription pricing plans – a seat-based subscription plan and a flex-based subscription plan. Each pricing plan provides platform access to our customers for the duration of the contract term and revenue is recognized ratably. Within each pricing plan, we offer specific editions based on varying levels of tools, features, and functionality.
Our seat-based subscription pricing plan varies depending on the platform edition and the number and type of seats. In the fourth quarter of 2020, we launched a flex-based subscription pricing plan and began a roll out to both new and existing customers as an additional pricing option. We did so to ensure that our pricing plans are structured to further facilitate expansion within our customers’ organizations, including making it easier for our customers to add additional users and use cases. Customers utilizing the flex-based subscription pricing plan typically enter into an annual contract that covers access to the platform and the pricing is based on expected annual committed utilization of the platform’s features. Customers who exceed their contractual limits, are able to purchase either additional committed usage or on demand usage. The pricing plan and related utilization is determined based on the activity the customer processes within the platform, including the number and type of CxNs generated, and type of audience targeting used.
Our go-to-market strategy is segmented based on the size and region of our customers. We primarily sell through a direct selling motion, with field sales representatives who focus on enterprise customers and an inside sales organization which sells to mid-market and small and medium-sized business (SMB) customers. We have also started investing in creating channel partnerships and relationships with resellers, distributors, and strategic partners to broaden our reach.
We have achieved significant growth in recent periods. For the years ended December 31, 2021, 2020, and 2019 our total revenue was $147.4 million, $102.2 million, and $76.6 million, respectively, representing period-over-period growth of 44% and 33%, respectively. As we have grown our business, we have made significant investments in sales and marketing and research and development. As a result, for the years ended December 31, 2021, 2020, and 2019, our net loss was $50.7 million, $34.0 million, and $19.6 million, respectively.
Initial Public Offering
In November 2021, we completed our IPO in which we issued and sold 10,000,000 shares of our common stock at a public offering price of $14.00 per share, resulting in net proceeds of $124.1 million after deducting underwriting discounts and commissions of $9.8 million and offering costs of $6.1 million. We incurred offering expenses, net of reimbursement received from underwriters, of approximately $6.2 million in connection with the IPO, of which $0.1 million is unpaid as of December 31, 2021. In connection with the IPO, all the shares of outstanding convertible preferred stock were automatically converted into an equivalent number of shares of common stock.
Key Business Metrics
We monitor and review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections, and make strategic decisions. We believe that these key business metrics provide meaningful supplemental information in assessing our operating performance.
Customers

	As of December 31,
	2021	2020	2019
Total Customers(1)	2,350	1,710	1,370
Large Customers	305	190	137
____________
(1)Total customer count is rounded down to the nearest 10 customers.
We measure and track the number of customers, and we believe the number of customers is useful information to investors, because our ability to attract new customers, grow our customer base and retain existing customers helps drive our success and is an important contributor to our revenue growth. We have successfully demonstrated a history of growing our customer base. A customer in a particular period is defined as a customer for whom we recognize subscription revenue in the last month of the measurement period. We define a single customer as the parent entity of the subsidiaries and divisions that contract with us. If a customer has multiple subsidiaries or divisions, then we aggregate subscription revenues from all entities to the parent level. We define our Large Customers as those spending at least $100,000 in ARR. We believe that our ability to increase our Large Customers indicates our progress with a critical segment of our customer base. We expect to increase our Large Customers as more users and teams across organizations and industries realize the value of our platform in today’s digital age. Our use of customer count may have certain limitations as an analytical tool and should not be considered in isolation or as a substitute for revenue or an analysis of our results as reported under GAAP. For example, other companies, including companies in our industry, may calculate the number of customers differently, which could reduce its usefulness as a comparative measure.
Net Dollar-based Retention Rate

	As of December 31,
	2021	2020
Net Dollar-based Retention Rate(1)	118%	114%
_____________
(1)Net dollar-based retention rate figures prior to 2020 are unavailable due to adoption of ASC 606 on a modified retrospective basis effective January 1, 2019.
Our ability to retain and expand subscription revenue from existing customers is an important indicator of the stability of our revenue base, the long-term value of our platform to our customers, and future business opportunities. We calculate net dollar-based retention rate in order to measure our ability to retain and expand subscription revenue from our existing customers. Our net dollar-based retention rate compares the quarterly subscription revenue from the same cohort of customers across comparable periods and reflects customer renewals, expansion, contraction and churn. For each quarter, the cohort of customers are identified based on having subscription revenue at the beginning of the same quarter in the prior year. We calculate our net dollar-based retention rate in a quarter by dividing: (i) the total subscription revenue of the customer cohort in the current quarter, by (ii) the total subscription revenue of those same customers in the same quarter of the prior year. We expect our net dollar-based retention rate to fluctuate in future periods due to a number of factors, including our expected growth, the level of penetration within our customer base, our ability to upsell and cross-sell products to existing customers, and our ability to retain our customers.
Calculated Billings (Non-GAAP)
We believe that calculated billings helps investors better understand our sales activity for a particular period, which is not necessarily reflected in our revenue given that we generally recognize revenue ratably over the subscription term.

We define calculated billings, a non-GAAP financial measure, as total revenue plus the change in contract liabilities from the beginning to the end of the period. We typically invoice our customers annually in advance, and to a lesser extent quarterly in advance, for subscriptions to our platform. Calculated billings in any particular period reflect amounts invoiced to customers.
The following table sets forth our calculated billings and growth rate, and provides a reconciliation of revenue to calculated billings, for the periods presented:

	Twelve Months Ended December 31,
	2021	2020	2019
	(in thousands, except percentages)
Revenue	$147,398	$102,195	$76,633
Increase in contract liabilities	28,137	17,160	12,399
Calculated billings (non-GAAP)	$175,535	$119,355	$89,032
Calculated billings growth rate	47%	34%	37%
Our use of calculated billings has certain limitations as an analytical tool and should not be considered in isolation or as a substitute for revenue or an analysis of our results as reported under GAAP. Calculated billings are recognized when a customer is invoiced, while the related revenue is generally recognized ratably over the subscription term. Calculated billings are affected by seasonality in terms of when we enter into agreements with customers; and the mix of billings in each reporting period as we typically invoice customers annually in advance, and to a lesser extent quarterly in advance. Therefore, fluctuations in billings should not be taken as an indication of changes in future revenue. Also, other companies, including companies in our industry, may not use calculated billings, may calculate billings differently, may have different billing frequencies, or may use other financial measures to evaluate their performance, all of which could reduce the usefulness of calculated billings as a comparative measure.
Impact of COVID-19 to our Business
In December 2019, an outbreak of COVID-19 was first identified and by March 2020, the World Health Organization declared COVID-19 a global pandemic. Governments and municipalities across the United States and the world have instituted measures to slow infection rates, including orders to shelter-in-place, travel restrictions, and mandated business closure. The global economic impacts of the COVID-19 pandemic are significant and continue to evolve, as exhibited by, among other things, a rise in unemployment, changes in consumer behavior, and market volatility.
In response to the COVID-19 pandemic, we have temporarily required our employees to work remotely, implemented travel restrictions for all non-essential business, and shifted certain of our conferences to virtual-only, and we may similarly alter, postpone, or cancel events in the future. This has resulted in a reduction in certain operating expenses during the COVID-19 pandemic, such as travel and entertainment. However, these savings were offset by other investments across the business, such that operating expenses were not materially impacted. We continue to monitor guidelines from the Centers for Disease Control and Prevention and the World Health Organization and adhere to federal, state and local government requirements. In addition, our revenue generation has not been significantly affected by the COVID-19 pandemic, as the loss of certain existing customers and the inability of certain existing customers to make payments when due as a result of the adverse impact of COVID-19 on those customers’ businesses was generally offset by new customer acquisition. Driven by the acceleration of digital transformation initiatives in response to the COVID-19 pandemic, we believe some customers, including those customers with predominantly physical operations, turned to our platform to quickly build out or add sophistication to their digital customer experiences. Additionally, some new customers leveraged our platform to create a more seamless integration between their online and offline presence. Overall, there has not been a material impact to our business as a result of COVID-19.
The extent of the impact of COVID-19 on our business and financial performance may be influenced by a number of factors, many of which we cannot control, including the duration and spread of the pandemic, future spikes of COVID-19 infections resulting in additional preventive measures, the severity of the economic decline attributable to the pandemic, the timing and nature of a potential economic recovery, and the impact on our customers and our sales cycles. See Part I, Item IA, “Risk Factors” in this Annual Report on Form 10-K for additional information.

Components of Results of Operations
Revenue
Subscription Revenue
Subscription revenue primarily consists of subscription fees from customer agreements to access our platform, as well as additional support services. Our customers do not have the ability to take possession of our software. We recognize revenue for subscription fees and additional support services on a straight-line basis over the term of the contract beginning on the date access to our platform is granted, as the underlying service is a stand-ready performance obligation. Customers may also purchase incremental capacity to our platform, which is an additional stand-ready performance obligation. We recognize incremental capacity as a series of distinct software-based services that are satisfied over the remaining term of the applicable subscription. Certain customer contracts are sold with a contractual maximum of platform usage. Customers who consume their committed capacity will be invoiced for overages on a quarterly basis. We recognize these overage fees as variable consideration. We expect our subscription revenue to increase over the long term, depending on our ability to attract new customers and expand usage with existing customers, which fluctuates from period to period.
Professional Services
Professional services primarily consist of fees from professional services including research studies, training services, and strategy workshops. Professional services are generally considered distinct from access to our platform. We recognize revenue from service engagements that occur over a period of time on a proportional performance basis as the services are delivered. While we expect our professional services revenue to increase in terms of absolute dollars, they will fluctuate from period to period and may not grow consistently with our subscription revenue.
Cost of Revenue, Gross Profit and Gross Margin
Subscription Cost of Revenue
Subscription cost of revenue consists of three categories of expenses: UserTesting Contributor Network, platform, and support. UserTesting Contributor Network costs consist primarily of participant payments and fees as well as the cost to operate and support those participants. Platform costs consist primarily of the cost to operate our platform, including infrastructure-related, hosting, and personnel-related costs, such as salaries, bonus, stock-based compensation expense, and benefits. Support costs include the personnel-related costs, such as salaries, bonus, stock-based compensation expense, and benefits, of employees who directly support customers of our subscription services and amortization of acquired intangibles.
Professional Services Cost of Revenue
Professional services cost of revenue consists primarily of personnel-related costs associated with professional services personnel, including stock-based compensation, third-party consulting services, and allocated overhead.
Gross Profit and Gross Margin
Gross profit is total revenue less cost of revenue and gross margin is gross profit expressed as a percentage of revenue. Our gross margin may vary from period to period as our mix or cost of revenue fluctuates. Our gross margin on subscription revenue is significantly higher than our gross margin on professional services revenue. In addition, we may experience changes in our professional services gross margin due to a mismatch between when revenue is recognized and when related expenses are incurred. We expect our gross margin may vary from period to period and increase modestly in the long term.
Operating Expenses
Sales and Marketing
Sales and marketing expenses primarily consist of personnel-related expenses, including stock-based compensation directly associated with our sales and marketing organization. Other sales and marketing expenses include costs for promotional events to promote our brand, web advertising, trade conferences, and allocated overhead. Sales commissions that are directly related to acquiring customer contracts, as well as associated payroll taxes, are deferred upon execution of a contract with a customer, and subsequently amortized to sales and marketing expense over an estimated period of benefit of four years. We have elected the practical expedient to expense renewal commissions in the period of booking if the period of amortization is one year or less, and we amortize commissions related to renewal contracts that are greater than one year over the weighted average renewal term. We plan to increase our investment in sales and marketing over the foreseeable future, primarily through increased headcount in our sales and marketing functions and investment in brand- and product-marketing efforts. Although we expect our sales and marketing expenses will increase in absolute dollars in future periods and vary from period to period as a percentage of revenue in the near term, we expect that sales and marketing expenses will decline as a percentage of revenue in the long term.
Research and Development
Research and development expenses primarily consist of personnel-related expenses, including stock-based compensation directly associated with our research and development employees and outside services costs. Research and development costs are expensed as incurred. We expect that our research and development expenses will increase in absolute dollars in the near term as we focus on further developing our platform and infrastructure. Although we expect our research and development expenses will increase in absolute dollars in future periods and may vary from period to period as a percentage of revenue in the near term, we expect that expenses will decline as a percentage of revenue in the long term.
General and Administrative
General and administrative expenses primarily consist of personnel-related expenses, including stock-based compensation directly associated with our finance, legal and human resources organizations, professional fees for external legal, accounting, and other consulting services, bad debt expense, and allocated overhead. We expect to increase the size of our general and administrative function to support the growth of our business. We also expect to incur additional expenses as a result of operating as a public company, including expenses related to compliance and reporting obligations of reporting companies and increased costs for insurance, investor relations expenses, and professional services. As a result, we expect that our general and administrative expenses will increase in absolute dollars for the foreseeable future. Although we expect our general and administrative expenses will increase in absolute dollars in future periods and may vary from period to period as a percentage of revenue in the near term, we expect that general and administrative expenses will decline as a percentage of revenue in the long term.
Interest Income, Net
Interest income, net consists primarily of income earned on cash equivalents.
Other Income, Net
Other income, net consists primarily of miscellaneous non-operational income and expense, including grant money received from a grant agreement as well as sublease income.
Provision for Income Taxes
Provision for income taxes consists of federal, state and foreign income taxes. Due to cumulative losses, we maintain a valuation allowance against our U.S. deferred tax assets. We consider all available evidence, both positive and negative, including but not limited to earnings history, projected future outcomes, industry and market trends and the nature of each of the deferred tax assets in assessing the extent to which a valuation allowance should be applied against our U.S. deferred tax assets.

Results of Operations
The following tables set forth selected consolidated statements of operations data for each of the periods indicated:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Revenue:
Subscription	$136,678	$93,374	$68,607
Professional services	10,720	8,821	8,026
Total revenue	147,398	102,195	76,633
Cost of revenue(1)(2):
Subscription	28,562	21,441	15,193
Professional services	8,598	8,126	7,858
Total cost of revenue	37,160	29,567	23,051
Gross profit	110,238	72,628	53,582
Operating expenses(1)(2):
Sales and marketing	91,634	59,737	37,256
Research and development	39,826	27,897	20,845
General and administrative	29,954	18,960	15,177
Total operating expenses	161,414	106,594	73,278
Loss from operations	(51,176)	(33,966)	(19,696)
Interest income, net	126	136	118
Other income, net	851	747	93
Loss before provision for income taxes	(50,199)	(33,083)	(19,485)
Provision for income taxes	522	900	82
Net loss	$(50,721)	$(33,983)	$(19,567)
_______________
(1)Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Cost of revenue:
Subscription	$123	$14	$49
Professional services	362	35	83
Operating expenses:
Sales and marketing	3,599	868	810
Research and development	1,891	346	790
General and administrative	6,250	1,284	1,529
Total stock-based compensation expense	$12,225	$2,547	$3,261
In September 2021, we granted RSUs to our employees which will vest based upon the satisfaction of both service-based and liquidity event-based vesting conditions. We recognize stock-based compensation expense associated with these RSUs, using an accelerated attribution method, beginning in November 2021, as the liquidity event-based vesting condition applicable to these RSUs was satisfied upon the effectiveness of our IPO in November 2021. We recognized stock-based compensation expense of $5.3 million associated with these RSUs for the year ended December 31, 2021.

(2)Includes amortization of acquired intangible assets as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Cost of revenue:
Subscription	$825	$245	$46
Operating expenses:
Sales and marketing	657	145	—
Research and development	172	140	61
General and administrative	—	15	22
Total amortization of acquired intangible assets	$1,654	$545	$129
The following table sets forth selected consolidated statements of operations data expressed as a percentage of revenue for each of the periods indicated:

	Year Ended December 31,
	2021	2020	2019
	(as a percentage of revenue)
Revenue:
Subscription	93%	91%	90%
Professional services	7	9	10
Total revenue	100	100	100
Cost of revenue:
Subscription	19	21	20
Professional services	6	8	10
Total cost of revenue	25	29	30
Gross profit	75	71	70
Operating expenses:
Sales and marketing	62	58	49
Research and development	27	27	27
General and administrative	21	19	20
Total operating expenses	110	104	96
Loss from operations	(35)	(33)	(26)
Interest income, net	—	—	—
Other income, net	1	1	—
Loss before provision for income taxes	(34)	(32)	(26)
Provision for income taxes	—	1	—
Net loss	(34)%	(33)%	(26)%
Comparison of the Year Ended December 31, 2021 and 2020
Revenue

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Subscription	$136,678	$93,374	$43,304	46%
Professional services	10,720	8,821	1,899	22%
Total revenue	$147,398	$102,195	$45,203	44%
Total revenue for the year ended December 31, 2021 increased by $45.2 million, or 44%, as compared to the year ended December 31, 2020 primarily due to the increase in subscription revenue described below.

Subscription revenue for the year ended December 31, 2021 increased by $43.3 million, or 46%, as compared to the year ended December 31, 2020. The increase was primarily due to net growth with existing customers, as reflected in our net revenue dollar-based retention rate of 118%, and sales to new customers as reflected by the increase in our total customers to 2,350 as of December 31, 2021 compared to 1,710 as of December 31, 2020. The increase in revenue is also due to a $1.1 million reversal of certain sales tax accruals previously recorded as a reduction to revenue. See Note 5 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details regarding sales tax reversal.
Professional services for the year ended December 31, 2021 increased by $1.9 million, or 22%, as compared to the year ended December 31, 2020. This increase was primarily due to the amount of professional services engagements sold and the timing of the performance of those services as more customers requested to have services completed in the year ended December 31, 2021 as compared to the year ended December 31, 2020.
Cost of Revenue

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Subscription	$28,562	$21,441	$7,121	33%
Professional services	8,598	8,126	472	6%
Cost of revenue	37,160	29,567	7,593	26%
Gross Profit	$110,238	$72,628	$37,610	52%
Gross Margin:
Subscription	79%	77%
Professional Services	20%	8%
Total gross margin	75%	71%
Cost of revenue for the year ended December 31, 2021 increased by $7.6 million, or 26%, as compared to the year ended December 31, 2020 primarily due to the increase in subscription cost of revenue described below.
Subscription cost of revenue for the year ended December 31, 2021 increased by $7.1 million, or 33%, as compared to the year ended December 31, 2020, primarily driven by increased personnel-related costs of $3.4 million, increased payments to contributors of $2.0 million as a result of increased usage of our platform, increased platform and hosting costs of $0.8 million, and to a lesser extent, increased amortization of intangible assets of $0.6 million.
Professional services cost of revenue for the year ended December 31, 2021 remained relatively flat as compared to the year ended December 31, 2020.
Operating Expenses
Sales and Marketing

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$91,634	$59,737	$31,897	53%
Percentage of revenue	62%	58%		4%
Sales and marketing expenses for the year ended December 31, 2021 increased by $31.9 million, or 53%, as compared to the year ended December 31, 2020. The increase in sales and marketing expenses was primarily attributable to an increase in personnel-related expenses of $18.2 million due to increased headcount, from 245 as of December 31, 2020 to 360 as of December 31, 2021, to support the growth in our sales force and customer success organization, and partly due to the recognition of $1.8 million in stock-based compensation expense using an accelerated attribution method for RSUs granted prior to our IPO, as the liquidity event-based vesting condition applicable to such RSUs was satisfied upon the effectiveness of our IPO in November 2021. The remaining increase in sales and marketing expenses was mainly attributed to an increase in non-personnel costs in demand generation, branding, and product awareness of $6.8 million, as well as an increase in office expenses of $2.7 million and an increase in professional and outside services of $2.4 million to support our sales and marketing team.

Research and Development

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Research and development	$39,826	$27,897	$11,929	43%
Percentage of revenue	27%	27%		—%
Research and development expenses for the year ended December 31, 2021 increased by $11.9 million, or 43%, as compared to the year ended December 31, 2020. The increase in research and development expense was primarily attributable to an increase of $8.8 million in personnel-related expenses due to increased headcount for the development of our platform, from 138 as of December 31, 2020 to 191 as of December 31, 2021, and partly due to the recognition of $0.9 million in stock-based compensation expense using an accelerated attribution method for RSUs granted prior to our IPO, as the liquidity event-based vesting condition applicable to such RSUs was satisfied upon the effectiveness of our IPO in November 2021. The increase in research and development expense was also due to a $1.9 million increase in office expenses and a $1.7 million increase in professional and outside services to support our research and maintain our platform and infrastructure.
General and Administrative

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$29,954	$18,960	$10,994	58%
Percentage of revenue	21%	19%		2%
General and administrative expenses for the year ended December 31, 2021 increased by $11.0 million, or 58%, as compared to the year ended December 31, 2020. The increase in general and administrative expenses was primarily attributable to an increase of $10.2 million in personnel-related expenses due to increased headcount, from 63 as of December 31, 2020 to 77 as of December 31, 2021, to support the growth of our business, and partly due to the recognition of $2.5 million in stock-based compensation expense using an accelerated attribution method for RSUs granted prior to our IPO, as the liquidity event-based vesting condition applicable to such RSUs was satisfied upon the effectiveness of our IPO in November 2021 and an incremental stock-based compensation expense of $1.3 million recognized in 2021 as a result of an employee stock award modification. The remaining increase in general and administrative expenses was mainly due to a $2.0 million increase in office expenses and a $1.2 million increase in professional and outside services to support our overall business growth. The increase is partially offset by a $3.0 million reversal of sales and use tax accruals including related penalties and interest, previously recognized as general and administrative expense. See Note 5 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details regarding sales tax reversal.
Provision for Income Taxes

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Provision for income taxes	$522	$900	$(378)	(42)%
Provision for income taxes for the year ended December 31, 2021 decreased by $0.4 million, or 42%, as compared to the year ended December 31, 2020. The change in provision for income taxes was primarily due to a decrease in foreign income tax.
Non-GAAP Financial Measures
In addition to our results determined in accordance with GAAP and calculated billings which is described above, we use the following non-GAAP financial measures to evaluate our operating performance and for forecasting purposes: non-GAAP gross profit and gross margin, non-GAAP net loss and net loss margin, and free cash flow. We believe these non-GAAP financial measures may be helpful to investors because they provide consistency and comparability with past financial performance.

Non-GAAP financial measures have limitations in their usefulness to investors and should not be considered in isolation or as substitutes for financial information presented under GAAP. Non-GAAP financial measures have no standardized meaning prescribed by GAAP and are not prepared under any comprehensive set of accounting rules or principles. In addition, other companies, including companies in our industry, may calculate similarly titled non-GAAP financial measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures as tools for comparison. As a result, our non-GAAP financial measures are presented for supplemental informational purposes only. The following tables present certain non-GAAP financial measures for each period presented below:
Non-GAAP Gross Profit and Gross Margin

	Year Ended December 31,
	2021	2020	2019
	(dollars in thousands)
GAAP gross profit	$110,238	$72,628	$53,582
GAAP gross margin	75%	71%	70%
Adjustments:
Stock-based compensation expense	485	49	132
Amortization of intangible assets	825	245	46
Non-GAAP gross profit	$111,548	$72,922	$53,760
Non-GAAP gross margin	76%	71%	70%
We define non-GAAP gross profit as GAAP gross profit excluding stock-based compensation expense allocated to cost of revenue and amortization of certain acquired intangible assets allocated to cost of revenue. Non-GAAP gross margin is calculated as non-GAAP gross profit divided by total revenue. We expect our non-GAAP gross margin may vary from period to period and increase modestly in the long term as we optimize costs with additional scale.
Non-GAAP Operating Loss and Operating Loss Margin

	Year Ended December 31,
	2021	2020	2019
	(dollars in thousands)
GAAP operating loss	$(51,176)	$(33,966)	$(19,696)
GAAP operating loss margin	(35)%	(33)%	(26)%
Adjustments:
Stock-based compensation expense	12,225	2,547	3,261
Amortization of intangible assets	1,654	545	129
Reversal of sales and use tax accruals, penalties and interest	(3,022)	—	—
Non-GAAP operating loss	$(40,319)	$(30,874)	$(16,306)
Non-GAAP operating loss margin	(27)%	(30)%	(21)%
We define non-GAAP operating loss as operating loss excluding stock-based compensation expense, amortization of certain acquired intangible assets, and reductions to general and administrative expense relating to reversals of sales and use tax accruals and related penalties and interest (as described in Note 5 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K). We use non-GAAP operating loss as a key performance measure because we believe it facilitates operating performance comparisons from period to period by excluding potential differences primarily caused by the impact of stock-based compensation expense, the impact of amortization of intangible assets, and the reversals of prior sales and use tax accruals and related penalties and interest. Non-GAAP operating loss margin is calculated as non-GAAP operating loss divided by total revenue. We use non-GAAP operating loss and non-GAAP operating loss margin in conjunction with traditional GAAP measures to evaluate our financial performance. We plan to continue to invest in growth and expansion, which could impact our non-GAAP operating loss.

Free Cash Flow

	Year Ended December 31,
	2021	2020	2019
	(dollars in thousands)
Net cash used in operating activities	$(41,078)	$(14,305)	$(8,672)
Add: Purchases of property and equipment	(2,657)	(1,002)	(474)
Free cash flow	$(43,735)	$(15,307)	$(9,146)
Free cash flow margin	(30)%	(15)%	(12)%
We define free cash flow as net cash used in operating activities plus cash used for purchases of property and equipment and capitalized internal-used software. We believe that free cash flow is a useful indicator of liquidity that provides information to management and investors, even if negative, about the amount of cash used in our operations other than that used for investments in property and equipment. We expect to continue to invest in additional headcount as we invest in expanding our operations, which may negatively affect our free cash flow.
Liquidity and Capital Resources
As of December 31, 2021 and 2020, our principal sources of liquidity were cash and cash equivalents of $178.4 million and $97.0 million, respectively, which were held for working capital purposes. Our cash and cash equivalents primarily consist of cash deposited in money market or holding accounts with financial institutions.
Since our inception, we have financed our operations primarily through proceeds received from sales of equity securities and payments from our customers. In November 2021, we completed our IPO in which we issued and sold 10,000,000 shares of our common stock at a public offering price of $14.00 per share, resulting in net proceeds of $124.1 million after deducting underwriting discounts and commissions of $9.8 million and offering costs of $6.1 million. Also, during the year ended December 31, 2020, we issued 29,914,217 shares of Series F convertible preferred stock for an aggregate amount of $100.0 million. Additionally, as of December 31, 2021, we had a revolving line of credit to obtain up to $5.5 million in debt financing. As of December 31, 2021 and 2020, we had no outstanding borrowings under our revolving line of credit. Our principal uses of cash in recent periods have been to fund our operations, invest in research and development, and to purchase investments.
In the short term, we believe that our ability to generate cash and our existing cash and cash equivalents will be sufficient for at least the next 12 months to meet our requirements and plans for cash, including supporting working capital and capital expenditure requirements. In the long term, our ability to support our working capital and capital expenditure requirements will depend on many factors including our revenue growth rate, subscription renewal activity, billing frequency, the timing and extent of spending to support further sales and marketing and research and development efforts, expenses associated with our international expansion, including the timing and extent of additional capital expenditures to invest in existing and new office spaces, any arrangements to acquire or invest in complementary businesses, products, services and technologies, and our ability to obtain equity or debt financing.
The following table summarizes our non-cancelable contractual obligations as of December 31, 2021 (in thousands):

		Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$20,091	$6,139	$10,649	$3,303	$—
Other contractual obligations	12,268	6,179	6,089	—	—
Total	$32,359	$12,318	$16,738	$3,303	$—
Our operating lease obligations relate to our facilities under long-term operating leases, which will expire on varying dates through August 2025. Other contractual obligations relate mainly to third-party cloud infrastructure agreements and online services agreements. The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Contractual obligations that we can cancel without a significant penalty are not included in the table above.
We anticipate satisfying our short-term cash requirements, including those set forth in the table above, with our existing cash and cash equivalents, and may satisfy our long-term cash requirements with our existing cash and cash equivalents, cash received from customers or with proceeds from a future equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders. The occurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. In the event that additional financing is needed from outside sources, we may not be able to raise the necessary capital or raise capital on terms favorable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition could be materially and adversely affected.
We did not have during the periods presented, and we do not currently have, any commitments or obligations, including contingent obligations, arising from arrangements with unconsolidated entities or persons that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, cash requirements or capital resources.
The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Net cash used in operating activities	$(41,078)	$(14,305)	$(8,672)
Net cash used in investing activities	(2,807)	(9,769)	(1,437)
Net cash provided by financing activities	125,343	99,289	22,947
Operating Activities
Net cash used in operating activities of $41.1 million for the year ended December 31, 2021 was primarily due to net loss of $50.7 million, partially offset by noncash charges for stock-based compensation of $12.2 million, amortization of deferred contract acquisition costs of $6.8 million, and depreciation and amortization of $2.4 million. Changes in operating assets and liabilities decreased cash flows from operations by $12.2 million primarily due to an increase in accounts receivable of $23.9 million due to increases in subscriptions, an increase in deferred contract acquisition costs of $13.5 million, an increase in prepaid expenses and other assets of $2.6 million, and a decrease in other liabilities of $1.7 million, partially offset by an increase in contract liabilities of $28.1 million from increases in subscriptions, and an increase in accounts payable and accrued liabilities of $1.3 million.
Net cash used in operating activities of $14.3 million for the year ended December 31, 2020 was primarily due to net loss of $34.0 million, partially offset by noncash charges for amortization of deferred contract acquisition costs of $4.1 million, stock-based compensation of $2.5 million, and depreciation and amortization of $0.9 million. Changes in operating assets and liabilities increased cash flows from operations by $12.0 million primarily due to an increase in contract liabilities of $17.1 million from increases in subscriptions, an increase in accrued liabilities of $6.9 million, and an increase in other liabilities of $4.3 million, partially offset by an increase in deferred contract acquisition costs of $9.0 million, an increase in accounts receivable of $5.1 million due to increases in subscriptions, and an increase in prepaid expenses and other current assets of $2.1 million.
Net cash used in operating activities of $8.7 million for the year ended December 31, 2019 was primarily due to net loss of $19.6 million, partially offset by noncash charges for stock-based compensation of $2.8 million, amortization of deferred contract acquisition costs of $2.1 million, and depreciation and amortization of $0.7 million. Changes in operating assets and liabilities increased cash flows from operations by $5.3 million primarily due to an increase in contract liabilities of $13.3 million from increases in subscriptions, an increase in accrued liabilities of $5.0 million, an increase in accounts payable of $0.7 million, and an increase in other liabilities of $0.2 million, partially offset by an increase in deferred contract acquisition costs of $6.9 million, an increase in accounts receivable of $6.5 million due to increases in subscriptions, and an increase in prepaid expenses and other current assets of $0.4 million.
Investing Activities
Net cash used in investing activities of $2.8 million for the year ended December 31, 2021 was related to an acquisition of intangible assets for $0.2 million and capital expenditures of $2.7 million to support ongoing operations.
Net cash used in investing activities of $9.8 million for the year ended December 31, 2020 was related to an acquisition for $8.6 million and capital expenditures of $1.0 million to support ongoing operations.
Net cash used in investing activities of $1.4 million for the year ended December 31, 2019 was related to purchases of intangible assets of $1.0 million and capital expenditures of $0.5 million to support ongoing operations.

Financing Activities
Net cash provided by financing activities of $125.3 million for the year ended December 31, 2021 was primarily related to proceeds from our IPO of $124.1 million, net of offering costs and underwriting discounts, and the proceeds from the exercise of stock options of $3.0 million. This was partially offset by the payment of deferred purchase consideration of $1.8 million.
Net cash provided by financing activities of $99.3 million for the year ended December 31, 2020 was primarily related to proceeds from the issuance of Series F convertible preferred stock of $99.9 million, and the proceeds from the exercise of stock options of $1.9 million, partially offset by the repayment on our revolving line of credit of $2.5 million.
Net cash provided by financing activities of $22.9 million for the year ended December 31, 2019 was primarily related to proceeds from the issuance of Series E convertible preferred stock of $21.9 million, net proceeds of $0.5 million from the drawdown and partial repayment on our revolving line of credit, and proceeds from the exercise of stock options of $1.1 million, partially offset by the repurchase of common stock for $0.5 million.
Debt Obligations
In January 2018, we entered into a Loan and Security Agreement with Western Alliance Bank (Western Alliance), which was subsequently amended and restated, and provided us the ability to borrow up to $15.0 million with the requirement that we must maintain unrestricted cash at Western Alliance in an amount equal to at least $15.0 million. Outstanding principal amounts under this credit facility incurred interest on the daily outstanding balance at a per annum rate equal to the greater of 5.50% or prime rate, plus 0.25% (5.75% as of December 31, 2020). The credit facility expired on April 12, 2021.
In June 2021, we entered into a Fifth Loan and Security Modification Agreement with Western Alliance, which provides us the ability to borrow up to $5.5 million, maturing on June 18, 2024 and will accrue interest at a per annum rate equal to the greater of 3.25% and the prime rate as reported in The Wall Street Journal or such other rate of interest publicly announced from time to time by Western Alliance as its prime rate (3.25% as of December 31, 2021). Pursuant to this agreement, we are required to maintain at all times unrestricted cash with Western Alliance in an amount equal to at least $5.5 million.
As of December 31, 2021 and 2020, we had no outstanding borrowings pursuant to the above credit facility and were in compliance with the above agreements with Western Alliance.
Critical Accounting Policies and Estimates
Critical accounting policies and estimates are those accounting policies and estimates that are both the most important to the portrayal of our net assets and results of operations and require the most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. These estimates are developed based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Critical accounting estimates are accounting estimates where the nature of the estimates are material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and the impact of the estimates on financial condition or operating performance is material.
The critical accounting estimates, assumptions, and judgments that we believe have the most significant impact on our consolidated financial statements are described below.
Revenue Recognition
We account for revenue in accordance with Accounting Standards Codification (ASC) Topic 606, Revenue From Contracts With Customers (ASC 606).
We derive our revenues from two sources: (1) subscription fees from customers accessing our platform, and from customers paying for additional support; and (2) professional services and training. Revenue is recognized when promised goods or services are transferred to the customer in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services, net of any taxes collected from customers (e.g., sales and other indirect taxes), which are subsequently remitted to government authorities.
We determine revenue recognition through the following steps:
•Identification of the contract, or contracts, with a customer;

•Identification of the performance obligations in the contract;
•Determination of the transaction price;
•Allocation of the transaction price to the performance obligations in the contract; and
•Recognition of revenue when, or as, we satisfy a performance obligation.
Subscription Revenue
Subscription revenue primarily consists of subscription fees from customer agreements to access our platform, as well as additional support services. Our customers do not have the ability to take possession of our software. We recognize revenue for subscription fees and additional support services on a straight-line basis over the term of the contract beginning on the date access to our platform is granted, as the underlying service is a stand-ready performance obligation. Customers may also purchase incremental capacity to our platform, which is an additional stand-ready performance obligation satisfied and recognized as revenue over the remaining term of the applicable subscription. We view our performance obligation as a series of distinct services as the underlying subscription service is made available to the customer on a continuous basis over the contracted period of time, and that are substantially the same and have the same pattern of transfer to the customer, in accordance with ASC 606-10-25-14(b). We have concluded that each distinct service is satisfied over time in accordance with ASC 606-10-25-27(a), specifically, given that the nature of our promise is not the actual delivery of a specified quantity of service but is rather providing a single service over a period of time. Customers who consume their committed usage will be invoiced for overages on a quarterly basis. We recognize the overage fees as variable consideration.
We typically invoice our customers annually. Payment terms generally require that customers pay within 30 days of invoice. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue. We apply the practical expedient in Topic 606 paragraph 10-32-18 and do not adjust the promised amount of consideration for the effects of a significant financing component for contracts that are one year or less, and none of our multi-year contracts contain a significant financing component.
Professional Services Revenue
Professional services revenue consists of professional services, such as delivering research studies, training services, and strategy workshops. We recognize revenue from service engagements that occur over a period of time on a proportional performance basis as labor hours are incurred.
Significant Judgments – Contracts with Multiple Performance Obligations
We regularly enter into contracts with customers that include promises to transfer multiple services. For arrangements with multiple services, we evaluate whether the individual services qualify as distinct performance obligations. In our assessment of whether a service is a distinct performance obligation, we determine whether the customer can benefit from the service on its own or with other readily available resources and whether the service is separately identifiable from other services in the contract. This evaluation requires us to assess the nature of each individual service offering and how the services are provided in the context of the contract, including whether the services are significantly integrated, highly interrelated, or significantly modify each other, which may require judgment based on the facts and circumstances of the contract.
Contracts that contain multiple performance obligations that are considered distinct require an allocation of the transaction price to each performance obligation based on each performance obligation’s relative standalone selling price (SSP). The SSP is the price at which we would sell a promised good or service separately to a customer. In instances where we do not sell a product or service separately, establishing SSP requires significant judgment. We estimate the SSP by considering available information, prioritizing observable inputs such as historical sales, internally approved pricing guidelines and objectives, and the underlying cost of delivering the performance obligation.
Contract Balances
We receive payments from customers based on a billing schedule as established in our customer contracts. Accounts receivable are recorded when we contractually have the right to consideration.
Contract liabilities consist of deferred revenue and customer deposits. Deferred revenue represents billings under noncancellable contracts that have been invoiced in advance of revenue recognition and the balance is recognized as revenue when transfer of control to customers has occurred or services have been provided. Customer deposits consist of billings for anticipated revenue generating activities in advance of the start of the contractual term or for the portion of a contract term that is subject to cancellation and refund. Revenue is deferred when we have the right to invoice in advance of performance under a customer contract. The current portion of deferred revenue and customer deposits are recognized during the following 12-month period, provided the customers with cancellable contracts do not invoke their termination rights. As of December 31, 2021 and 2020, our contract liabilities were $91.0 million and $62.8 million, respectively. The amount of revenue recognized during the years ended December 31, 2021, 2020 and 2019 that was included in contract liabilities at the beginning of each period was $62.8 million, $45.7 million and $33.0 million, respectively.
Remaining Performance Obligations
The terms of our subscription agreements are primarily annual and, to a lesser extent, multi-year. Our subscription agreements are generally noncancellable. Revenue allocated to remaining performance obligation represents noncancellable contracted revenue that has not yet been recognized and includes deferred revenue and unbilled amounts that will be recognized as revenue in future periods. Unbilled portions of the remaining performance obligation denominated in foreign currencies are revalued each period based on the period-end exchange rates. Cancellable contracted revenue, which includes customer deposits, is not considered a remaining performance obligation. Unbilled portions of the remaining performance obligation are subject to future economic risks including bankruptcies, regulatory changes, and other market factors. As of December 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $108.2 million. As of December 31, 2021, we expected to recognize the significant majority of our remaining performance obligations as revenue over the subsequent twelve months, and the remainder over twenty-four months. The remaining performance obligations exclude customer deposits and unbilled amounts of cancellable contracted revenue amounting to $6.7 million as of December 31, 2021.
Costs Capitalized to Obtain Revenue Contracts
We capitalize sales commissions and associated payroll taxes paid to internal sales personnel that are incremental costs resulting from obtaining a non-cancelable contract with a customer.
Sales commissions paid upon the initial acquisition of a customer contract are amortized on a straight-line basis over an estimated period of benefit of four years, which is typically greater than the contractual terms of the customer contract but reflects the estimated period of benefit. We estimate the period of benefit by taking into consideration the estimated customer life, and the technological life of our platform and related significant features. We have elected the practical expedient to expense renewal commissions in the period of booking if the period of amortization is one year or less, and we recognize renewal commissions over the contract term for renewal contracts greater than one year. Sales commissions on renewal contracts are not considered commensurate with sales commissions on new revenue contracts. Amortization of capitalized contract acquisition costs is included in sales and marketing expense in the consolidated statements of operations.
We periodically review these costs capitalized to obtain revenue contracts to determine whether events or changes in circumstances have occurred that could impact the recoverability of the asset. There were no impairment losses recorded during the years ended December 31, 2021, 2020 and 2019.
Business Combination and Valuation of Goodwill and Other Acquired Intangible Assets
Upon acquiring a business, we measure acquired identifiable tangible and intangible assets, liabilities, and contingent liabilities at their fair values at the date of the acquisition. Goodwill is initially measured at the excess of the aggregate of the consideration transferred over the fair value of the identifiable assets acquired and liabilities assumed at the acquisition date.
The estimation of fair value requires significant judgment and the use of assumptions by management, including estimating future cash flows, selecting discount rates, and selecting valuation methodologies. While we believe the assumptions and estimates we have made have been appropriate, they are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. In addition, uncertain tax positions and tax-related valuation allowances are initially established in connection with the business combination as of the acquisition date. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded in the consolidated statements of operations.

Stock-Based Compensation
We recognize stock-based compensation expense for all stock-based awards, including stock options, restricted stock awards (RSAs), and restricted stock units (RSUs) granted to employees, directors, and non-employees, and stock purchase rights granted under our Employee Stock Purchase Plan (ESPP) to employees, using the fair value recognition and measurement provisions, in accordance with applicable accounting standards, which requires compensation expense for the grant-date fair value of stock-based awards to be recognized over the requisite service period. We account for forfeitures when they occur. We estimate the fair values of each stock option and stock purchase right under the ESPP on the date of grant using the Black-Scholes-Merton option pricing model utilizing the assumptions noted below. The expected term of the stock options is based on the average period the stock options are expected to remain outstanding, calculated as the midpoint of the vesting term and the contractual expiration period, as we did not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. The expected term for ESPP is the applicable purchase periods within an offering period. The expected stock price volatility for our stock was determined by examining the historical volatilities of our industry peers as we did not have any trading history of our common stock.
The risk-free interest rate was calculated using the average of the published interest rates of U.S. Treasury zero-coupon issues with maturities that approximate the expected term. The dividend yield assumption is zero as we have no history of, nor plans of, dividend payments.
The assumptions used under the Black-Scholes-Merton option pricing model to calculate the estimated fair value of stock options granted to employees are as follows:

Year Ended December 31,
	2021	2020	2019
Fair value of common stock	$ 3.88 — $ 17.04	$ 1.24 — $ 3.26	$ 1.03 — $ 1.06
Risk-free interest rate	0.94% — 1.35%	0.41% — 0.52%	1.65% — 2.37%
Expected term (years)	5.73 — 6.08	5.09 — 6.07	4.86 — 6.07
Expected volatility	54.04% — 56.82%	50.43% — 56.40%	43.51% — 47.19%
Expected dividend yield	None	None	None
Assumptions used in valuing non-employee stock options are generally consistent with those used for employee stock options. The total non-employee stock-based compensation is immaterial.
The following table summarizes the assumptions used to calculate the estimated fair value of stock purchase rights granted under the ESPP for the initial offering period using the Black-Scholes-Merton option pricing model:

Year Ended December 31, 2021
Fair value of common stock	$ 8.48
Risk-free interest rate	0.09% — 0.54%
Expected term (years)	0.46 — 1.95
Expected volatility	42.50% — 58.22%
Expected dividend yield	None
We estimate the fair values of each RSA and RSU based on the fair value of our common stock on the date of grant.
In September 2021, we granted RSUs which will vest based upon the satisfaction of both a service-based condition and a liquidity event-based condition. The service-based vesting condition for these awards is generally satisfied over four years. The liquidity event-based vesting condition is satisfied upon the occurrence of a qualifying event, which is generally defined as an underwritten initial public offering or a change in control transaction. The fair value of these RSUs is measured based on the fair value of our common stock on the grant date and the related stock-based compensation expense is recognized using an accelerated attribution method from the time it is deemed probable that the liquidity event-based vesting condition will be met through the time the service-based vesting condition has been achieved. We began recognizing stock-based compensation expense for these RSUs in November 2021 when the liquidity event-based vesting condition applicable to these RSUs was satisfied upon the effectiveness of our IPO. As a result of recognizing stock-based compensation expense for these RSUs using the accelerated attribution method, we expect our stock-based compensation expense in 2022 to be higher as compared to 2021.

Prior to our IPO, the estimated fair value of our common stock underlying the awards has historically been determined by our board of directors with input from management and third -party valuation specialists, as there was no public market for our common stock. The board of directors determined the fair value of our common stock by considering a number of objective and subjective factors including: the valuation of comparable companies, our operating and financial performance, the lack of liquidity of our common stock, transactions in our common stock, and general and industry specific economic outlook, amongst other factors. Subsequent to June 30, 2021 and up to October 2021, we determined the fair value of our common stock in relation to stock-based compensation awards by a linear interpolation between a June 2021 third-party valuation and the midpoint of the preliminary pricing range of our IPO estimated by our board of directors in October 2021. Subsequent to October 2021 and up to November 16, 2021, we determined the fair value of our common stock in relation to stock-based compensation awards by a linear interpolation between the midpoint of the latest preliminary price range of our IPO estimated by our board of directors in November 2021 and the final price of our common stock in the IPO. Following our IPO, we use the quoted closing market price of our common stock as reported on The New York Stock Exchange for the fair value of RSUs, RSAs, stock options and purchase rights under our ESPP.
We will continue to use judgment in evaluating the assumptions related to our stock-based compensation on a prospective basis. As we continue to accumulate additional data related to our common stock, we may refine our estimation process, which could materially impact our future stock-based compensation expense.
JOBS Act Accounting Election
We are an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We intend to avail ourselves of this exemption from new or revised accounting standards. Accordingly, we will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies or that have opted out of using such extended transition period.
Recent Accounting Pronouncements
See Note 1, Summary of Business and Significant Accounting Policies, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.
Interest Rate Risk
We had cash and cash equivalents of $178.4 million as of December 31, 2021. Cash and cash equivalents primarily consist of cash deposited in money market or holding accounts with financial institutions that have an original maturity of three months or less. The cash and cash equivalents are held for working capital purposes. Such interest-earning instruments carry a degree of interest rate risk. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our historical consolidated financial statements.
We did not have any outstanding debt under our credit facility as of December 31, 2021. The revolving line of credit accrues interest on the daily outstanding balance at a per annum rate equal to the greater of 3.25% and the prime rate as reported in The Wall Street Journal or such other rate of interest publicly announced from time to time by Western Alliance as its prime rate (3.25% at December 31, 2021) and will mature on June 18, 2024.
Foreign Currency and Exchange Risk
We are not currently subject to significant foreign currency exchange risk as our U.S. and international sales are predominantly denominated in U.S. dollars as the functional currency of our foreign subsidiaries is the U.S. dollar. Monetary assets and liabilities are remeasured using foreign currency exchange rates at the end of the period, and non-monetary assets are remeasured based on historical exchange rates. Gains and losses due to foreign currency are the result of either the remeasurement of subsidiary balances or transactions denominated in currencies other than the foreign subsidiaries’ functional currency and are included in other income, net in our statement of operations. Our results of current and future operations are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our historical consolidated financial statements for the years ended December 31, 2021, 2020 and 2019. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.

Item 8. Financial Statements
USERTESTING, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of UserTesting, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of UserTesting, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2020.
San Jose, California
March 4, 2022

USERTESTING, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$178,430	$96,972
Accounts receivable, net	47,973	24,267
Costs capitalized to obtain revenue contracts, current	8,116	5,231
Prepaid expenses and other current assets	6,045	3,067
Total current assets	240,564	129,537
Property and equipment, net	3,257	1,292
Operating lease right-of-use assets	16,401	—
Intangible assets, net	640	2,194
Goodwill	8,785	8,785
Costs capitalized to obtain revenue contracts, non-current	12,941	9,119
Other long-term assets	540	826
Total assets	$283,128	$151,753
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,544	$1,214
Contract liabilities	90,952	62,815
Operating lease liabilities, current	5,271	—
Accrued expenses and other current liabilities	21,799	24,030
Total current liabilities	119,566	88,059
Operating lease liabilities, non-current	12,996	—
Other long-term liabilities	887	2,526
Total liabilities	133,449	90,585
Commitments and contingencies (Note 8)
Convertible preferred stock, $0.0001 par value per share and no par value per share at December 31, 2021 and 2020, respectively: no shares and 110,851 shares authorized, and no shares and 110,851 shares issued and outstanding at December 31, 2021 and 2020, respectively; aggregate liquidation preferences of zero and $202,011 as of December 31, 2021 and 2020, respectively	—	201,531
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value per share: 10,000 and no shares authorized and no shares issued and outstanding as of December 31, 2021 and 2020, respectively	—	—
Common stock and capital in excess of par value, $0.0001 par value per share and no par value per share at December 31, 2021 and 2020, respectively: 2,000,000 and 161,761 shares authorized, and 142,241 and 17,948 shares issued and outstanding at December 31, 2021 and 2020, respectively	352,881	12,118
Accumulated deficit	(203,202)	(152,481)
Total stockholders’ equity (deficit)	149,679	(140,363)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$283,128	$151,753
The accompanying notes are an integral part of these consolidated financial statements.

USERTESTING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenue
Subscription	$136,678	$93,374	$68,607
Professional services	10,720	8,821	8,026
Total revenue	147,398	102,195	76,633
Cost of revenue
Subscription	28,562	21,441	15,193
Professional services	8,598	8,126	7,858
Total cost of revenue	37,160	29,567	23,051
Gross profit	110,238	72,628	53,582
Operating expenses:
Sales and marketing	91,634	59,737	37,256
Research and development	39,826	27,897	20,845
General and administrative	29,954	18,960	15,177
Total operating expenses	161,414	106,594	73,278
Loss from operations	(51,176)	(33,966)	(19,696)
Interest income, net	126	136	118
Other income, net	851	747	93
Loss before provision for income taxes	(50,199)	(33,083)	(19,485)
Provision for income taxes	522	900	82
Net loss	$(50,721)	$(33,983)	$(19,567)
Net loss per share attributable to common stockholders, basic and diluted	$(1.50)	$(2.10)	$(1.31)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	33,841	16,210	14,954
The accompanying notes are an integral part of these consolidated financial statements.

USERTESTING, INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)

	Convertible preferred stock		Common stock and capital in excess of par value		Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount
Balance as of January 1, 2019	71,193	$79,786	14,728	$3,778	$(103,901)	$(100,123)
Issuance of Series E convertible preferred stock net of issuance cost of $139	9,744	21,861	—	—	—	—
Cumulative effect upon adoption of Topic 606	—	—	—	—	5,507	5,507
Issuance of common stock upon exercise of stock options	—	—	1,513	1,123	—	1,123
Stock-based compensation expense	—	—	—	2,765	—	2,765
Repurchase of common stock	—	—	(525)	—	(537)	(537)
Net loss	—	—	—	—	(19,567)	(19,567)
Balance as of December 31, 2019	80,937	$101,647	15,716	$7,666	$(118,498)	$(110,832)
Issuance of Series F convertible preferred stock net of issuance cost of $117	29,914	99,884	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	2,232	1,905	—	1,905
Stock-based compensation expense	—	—	—	2,547	—	2,547
Net loss	—	—	—	—	(33,983)	(33,983)
Balance as of December 31, 2020	110,851	$201,531	17,948	$12,118	$(152,481)	$(140,363)
Conversion of preferred stock to common stock upon initial public offering	(110,851)	(201,531)	110,851	201,531	—	201,531
Issuance of common stock upon initial public offering, net of issuance costs and underwriting discounts	—	—	10,000	123,969	—	123,969
Issuance of common stock upon exercise of stock options and vesting of restricted stock awards	—	—	3,442	3,038	—	3,038
Stock-based compensation expense	—	—	—	12,225	—	12,225
Net loss	—	—	—	—	(50,721)	(50,721)
Balance as of December 31, 2021	—	$—	142,241	$352,881	$(203,202)	$149,679
The accompanying notes are an integral part of these consolidated financial statements.

USERTESTING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(50,721)	$(33,983)	$(19,567)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,384	865	652
Stock-based compensation expense	12,225	2,547	2,765
Provision for allowance for doubtful accounts	160	89	47
Amortization of costs capitalized to obtain revenue contracts	6,778	4,062	2,140
Deferred income taxes	327	136	—
Changes in operating assets and liabilities:
Accounts receivable	(23,865)	(5,093)	(6,482)
Costs capitalized to obtain revenue contracts	(13,485)	(8,961)	(6,946)
Prepaid expenses and other assets	(2,566)	(2,113)	(388)
Accounts payable	407	(178)	670
Accrued liabilities	882	6,867	4,978
Contract liabilities	28,137	17,126	13,262
Other liabilities	(1,741)	4,331	197
Net cash used in operating activities	(41,078)	(14,305)	(8,672)
Cash flows from investing activities:
Purchase of property and equipment	(2,657)	(1,002)	(474)
Purchase of intangible assets	(150)	(150)	(963)
Acquisition of business, net of cash acquired	—	(8,617)	—
Net cash used in investing activities	(2,807)	(9,769)	(1,437)
Cash flows from financing activities:
Proceeds from the issuance of convertible preferred stock, net of issuance costs	—	99,884	21,861
Proceeds from the issuance of common stock upon initial public offering, net of issuance costs and underwriting discounts	124,071	—	—
Repayments of note payable	—	(2,500)	(1,500)
Proceeds from note payable	—	—	2,000
Payment of deferred purchase consideration	(1,766)	—	—
Repurchase of common stock	—	—	(537)
Proceeds from issuance of common stock upon exercise of stock options	3,038	1,905	1,123
Net cash provided by financing activities	125,343	99,289	22,947
Net increase in cash and cash equivalents	81,458	75,215	12,838
Cash and cash equivalents, beginning of period	96,972	21,757	8,919
Cash and cash equivalents, end of period	$178,430	$96,972	$21,757
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$116	$59
Cash paid for income taxes	$363	$29	$13
Non-cash investing and financing activities:
Deferred purchase consideration from acquisition	$—	$1,766	$—
Purchases of property and equipment included in accounts payable and accrued liabilities	$126	$88	$—
Offering costs in accrued liabilities	$102	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

USERTESTING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Business and Significant Accounting Policies
Description of Business
UserTesting, Inc. and its subsidiaries (together, UserTesting or the Company) provide developers, designers, and product managers access to a video-first, enterprise-grade software-as-a-service (SaaS) platform that enables organizations to see and hear the experiences of real people as they narrate their thoughts out loud while engaging with products, designs, apps, processes, concepts, and brands. The Company was incorporated in the state of California and commenced operations on May 30, 2007. In September 2021, the Company was reincorporated in the State of Delaware. Other than the change in corporate domicile, the reincorporation did not result in any change in the business, physical location, management, assets, liabilities, or total stockholders’ equity (deficit) of the Company, nor did it result in any change in location of the Company’s employees, including the Company's management. Additionally, the reincorporation did not alter any stockholders’ percentage ownership interest or number of shares owned in the Company. The Company is headquartered in San Francisco and has offices located in Atlanta, Sunnyvale, Norway and United Kingdom.
Fiscal Year
The Company’s fiscal year ends on December 31. References to fiscal 2021, for example, refer to the fiscal year ended December 31, 2021.
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) and include the accounts of UserTesting, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Initial Public Offering
In November 2021, the Company completed the initial public offering (IPO) of its common stock, in which the Company issued and sold 10,000,000 shares of its common stock at a public offering price of $14.00 per share. The Company received net proceeds of $124.1 million after deducting underwriting discounts and commissions of $9.8 million and offering costs of $6.1 million. In connection with the IPO, all the shares of outstanding convertible preferred stock were automatically converted into an aggregate of 110,851,103 shares of the Company’s common stock.
Prior to the IPO, deferred offering costs, which mainly consist of direct incremental legal, accounting, and consulting fees relating to the IPO, were capitalized in “Other long-term assets” in the accompanying consolidated balance sheets. Upon completion of the IPO in November 2021, the deferred offering costs, net of reimbursement received from underwriters, of $6.2 million were reclassified into equity as a reduction against IPO proceeds in the accompanying consolidated balance sheets and consolidated statements of convertible preferred stock and stockholders’ equity (deficit), of which $0.1 million is unpaid as of December 31, 2021.
Emerging Growth Company Status
The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the JOBS Act). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as those standards apply to private companies.
The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that the Company (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, the Company’s consolidated financial statements may not be comparable to financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards based on public company effective dates.

USERTESTING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the Company’s total annual gross revenue is at least $1.07 billion, (ii) the last day of the fiscal year following the fifth anniversary of the completion of the Company’s initial public offering, (iii) the date on which the Company issued more than $1.0 billion in non-convertible debt securities during the prior three-year period, or (iv) the date on which the Company becomes a large accelerated filer.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The Company bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. However, future events are subject to change and the estimates and judgments are subject to adjustment. Significant items subject to such estimates and assumptions include, but are not limited to, the estimated expected period of benefit for deferred contract acquisition costs, the determination of standalone selling price (SSP) for its performance obligations, the allowance for doubtful accounts, the useful lives of long-lived intangible assets, the value of the Company’s common stock prior to the IPO and other assumptions used to measure stock-based compensation, the fair value of assets acquired and liabilities assumed for business combinations, lease term and incremental borrowing rate for lease liabilities, and the valuation of deferred income tax assets and uncertain tax positions. Actual results could differ from those estimates.
COVID-19
In December 2019, an outbreak of COVID-19 was first identified and by March 2020, the World Health Organization declared COVID-19 a global pandemic. Governments and municipalities across the United States and the world have instituted measures to slow infection rates, including orders to shelter-in-place, travel restrictions, and mandated business closure. The global economic impacts of COVID-19 are significant and continue to evolve, as exhibited by, among other things, a rise in unemployment, changes in consumer behavior, and market volatility.
In response to the COVID-19 pandemic, the Company has temporarily required its employees to work remotely, implemented travel restrictions for all non-essential business, reduced hiring, and shifted certain of its conferences to virtual-only, and it may similarly alter, postpone, or cancel events in the future. This has resulted in a reduction in certain operating expenses during the COVID-19 pandemic, such as travel and entertainment. However, these savings were offset by other investments across the business, such that operating expenses were not materially impacted. In addition, its revenue generation has not been significantly affected by the COVID-19 pandemic, as the loss of certain existing customers and the inability of certain existing customers to make payments when due as a result of the adverse impact of COVID-19 on those customers’ businesses was generally offset by new customer acquisition. Driven by the acceleration of digital transformation initiatives in response to the COVID-19 pandemic, the Company believes some customers, including those customers with predominantly physical operations, turned to the Company’s platform to quickly build out or add sophistication to their digital customer experiences. Additionally, some new customers leveraged its platform to create a more seamless integration between their online and offline presence. Overall, there has not been a material impact to the Company’s business as a result of COVID-19.
Concentrations of Risks, Significant Customers and Investments
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, and accounts receivable. The Company maintains its cash and cash equivalents with high-quality financial institutions with investment-grade ratings. A majority of the cash balances are with U.S. banks and are insured up to the Federal Deposit Insurance Corporation limits. The Company has not experienced any losses on its cash and cash equivalents.
No single customer accounted for more than 10% of accounts receivable as of December 31, 2021 and 2020. No single customer accounted for more than 10% of total revenue during the years ended December 31, 2021, 2020 or 2019.
The Company relies on the technology, infrastructure, and software applications, including software-as-a-service offerings, of third parties in order to host or operate certain key products and functions of its business.

USERTESTING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Comprehensive Loss
Comprehensive loss is comprised of net loss and other comprehensive income (loss). The Company has no components of other comprehensive income (loss). Therefore, net loss equals comprehensive loss for all periods presented and, accordingly, the Consolidated Statements of Comprehensive Loss is not presented in a separate statement.
Segment Information
The Company operates in one operating segment. An operating segment is defined as a component of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker, who is the Chief Executive Officer. The Company’s chief operating decision maker is responsible for allocating resources and evaluating the Company’s financial performance.
Cash and Cash Equivalents
The Company considers highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Cash equivalents consist of institutional money market funds denominated in U.S. dollars.
Fair Value Measurements
The Company categorizes assets and liabilities recorded at fair value on its consolidated balance sheets based on the accounting guidance framework for measuring fair value on either a recurring or nonrecurring basis, whereby inputs used in valuation techniques are assigned a hierarchical level.
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company measures assets and liabilities at fair value at each reporting period using a fair value hierarchy which requires it to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. U.S. GAAP describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, to measure the fair value:
Level 1 – Inputs are unadjusted quoted prices in active markets for identical assets or liabilities.
Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3 – Inputs are unobservable based on the Company’s own assumptions used to measure assets and liabilities at fair value. The inputs require significant management judgment or estimation.
Fair value estimates are made at a specific point in time based on relevant market information and information about the financial or nonfinancial asset or liability.
Financial instruments consist of cash and cash equivalents, accounts receivable and accounts payable. The Company’s investment portfolio consists of money market funds, which are carried at fair value. The Company has determined the carrying value to be equal to the fair value and has classified these investments as Level 1 financial instruments.
Accounts Receivable, Net
Accounts receivable, net, are recorded at the invoiced amount, net of allowance for doubtful accounts, and are not interest bearing nor secured by collateral. The allowance for doubtful accounts is based on the Company’s assessment of the collectability of accounts, considering a combination of factors including the Company’s customers’ financial condition and collection history, the age of open receivables and the current payment terms. Accounts receivable deemed uncollectible are charged against the allowance for doubtful accounts when identified. To date, allowances for doubtful accounts have not been material.

USERTESTING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Property and Equipment, Net
Property and equipment, net, are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of three to five years for computer equipment, furniture and fixtures, and software. Leasehold improvements are amortized over the shorter of the remaining lease term or the estimated useful life. Expenditures for maintenance and repairs, which do not significantly extend the useful lives of the assets, are expensed as incurred.
The following table presents the Company’s property and equipment, net of accumulated depreciation and amortization, by geographic region (in thousands):

	December 31,
	2021	2020
United States	$2,738	$1,019
United Kingdom	510	272
Rest of the world	9	1
Total property and equipment, net	$3,257	$1,292
Impairment of Long-Lived Assets (including Goodwill and Intangible Assets)
Long-lived assets with finite lives include property and equipment and acquired intangible assets. The Company evaluates long-lived assets, including acquired intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by comparing the carrying amount of an asset or an asset group to estimated undiscounted future net cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds these estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group.
Goodwill is not amortized but rather tested for impairment at least annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. Goodwill impairment is recognized when the carrying value of the reporting unit exceeds its fair value, in which case an impairment charge is recorded. The Company did not recognize any impairment charges during the years ended December 31, 2021, 2020 and 2019.
Revenue Recognition
The Company derives its revenues from two sources: (1) subscription fees from customers accessing the Company’s platform, and from customers paying for additional support; and (2) professional services and training. Revenue is recognized when promised goods or services are transferred to the customer in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services, net of any taxes collected from customers (e.g., sales and other indirect taxes), which are subsequently remitted to government authorities.
The Company determines revenue recognition through the following steps:
•Identification of the contract, or contracts, with a customer;
•Identification of the performance obligations in the contract;
•Determination of the transaction price;
•Allocation of the transaction price to the performance obligations in the contract; and
•Recognition of revenue when, or as, the Company satisfies a performance obligation.
Subscription Revenue
Subscription revenue primarily consists of subscription fees from customer agreements to access the Company’s platform, as well as additional support services. The Company’s customers do not have the ability to take possession of its software. The Company recognizes revenue for subscription fees and additional support services on a straight-line basis

USERTESTING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
over the term of the contract beginning on the date access to the Company’s platform is granted, as the underlying service is a stand-ready performance obligation. Customers may also purchase incremental capacity to the Company’s platform, which is an additional stand-ready performance obligation satisfied and recognized as revenue over the remaining term of the applicable subscription. The Company views its performance obligation as a series of distinct services as the underlying subscription service is made available to the customer on a continuous basis over the contracted period of time, and that are substantially the same and have the same pattern of transfer to the customer. The Company has concluded that each distinct service is satisfied over time, specifically, given that the nature of its promise is not the actual delivery of a specified quantity of service but is rather providing a single service over a period of time. Customers who consume above their committed capacity will be invoiced for overages on a quarterly basis. The Company recognizes the overage fees as variable consideration. Revenue recognized as variable consideration was not material during the years ended December 31, 2021, 2020 and 2019.
The Company typically invoices its customers annually. Payment terms generally require that customers pay within 30 days of invoice. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue. The Company applies the practical expedient in Topic 606 paragraph 10-32-18 and does not adjust the promised amount of consideration for the effects of a significant financing component for contracts that are one year or less, and none of the Company’s multi-year contracts contain a significant financing component.
Professional Services Revenue
Professional services revenue primarily consists of fees from delivering research studies, training services and strategy workshops. The Company recognizes revenue from service engagements that occur over a period of time on a proportional performance basis as labor hours are incurred.
Significant Judgments - Contracts with Multiple Performance Obligations
The Company regularly enters into contracts with customers that include promises to transfer multiple services. For arrangements with multiple services, the Company evaluates whether the individual services qualify as distinct performance obligations. In its assessment of whether a service is a distinct performance obligation, the Company determines whether the customer can benefit from the service on its own or with other readily available resources and whether the service is separately identifiable from other services in the contract. This evaluation requires the Company to assess the nature of each individual service offering and how the services are provided in the context of the contract, including whether the services are significantly integrated, highly interrelated, or significantly modify each other, which may require judgment based on the facts and circumstances of the contract.
Contracts that contain multiple performance obligations that are considered distinct require an allocation of the transaction price to each performance obligation based on each performance obligation’s relative standalone selling price (SSP). The SSP is the price at which the Company would sell a promised good or service separately to a customer. In instances where the Company does not sell a product or service separately, establishing SSP requires significant judgment. The Company estimates the SSP by considering available information, prioritizing observable inputs such as historical sales, internally approved pricing guidelines and objectives, and the underlying cost of delivering the performance obligation.
Costs Capitalized to Obtain Revenue Contracts
The Company capitalizes sales commissions and associated payroll taxes paid to internal sales personnel that are incremental costs resulting from obtaining a non-cancelable contract with a customer.
Sales commissions paid upon the initial acquisition of a customer contract are amortized on a straight-line basis over an estimated period of benefit of four years, which is typically longer than the contractual term of the customer contract but reflects the estimated period of benefit. The Company estimates the period of benefit by taking into consideration the estimated customer life, and the technological life of its platform and related significant features. The Company has elected the practical expedient to expense renewal commissions in the period of booking if the period of amortization is one year or less, and it recognizes renewal commissions over the contract term for renewal contracts greater than one year. Sales commissions on renewal contracts are not considered commensurate with sales commissions on new revenue contracts. Amortization of capitalized contract acquisition costs is included in sales and marketing expense in the consolidated statements of operations.

USERTESTING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company periodically reviews these costs capitalized to obtain revenue contracts to determine whether events or changes in circumstances have occurred that could impact the recoverability of the asset. There were no impairment losses recorded during the years ended December 31, 2021, 2020 and 2019.
Costs capitalized to obtain revenue contracts earned and capitalized during the years ended December 31, 2021, 2020 and 2019 were $13.5 million, $9.0 million and $7.0 million, respectively. Amortization expense for costs capitalized to obtain revenue contracts during the years ended December 31, 2021, 2020 and 2019 was $6.8 million, $4.1 million and $2.1 million, respectively.
Cost of Revenue
Subscription Cost of Revenue
Subscription cost of revenue consists of three categories of expenses: UserTesting Contributor Network, platform, and support. UserTesting Contributor Network costs consist primarily of contributor payments for the tests completed as well as the cost to operate and support those contributors. Platform costs consist primarily of the cost to support the Company’s platform, including infrastructure-related, hosting, and personnel-related costs, such as salaries, bonus, stock-based compensation expense, and benefits. Support costs include the personnel-related costs, such as salaries, bonus, stock-based compensation expense, and benefits, of employees who directly support customers of the Company’s subscription services and amortization of acquired intangibles.
Professional Services Cost of Revenue
Professional services cost of revenue consists primarily of personnel-related costs, third-party consulting expenses, and allocated overhead.
Software Development Costs
Software development costs include costs to develop software to be used to meet internal needs and applications used to deliver the Company’s services. The Company capitalizes development costs related to these software applications once the preliminary project stage is complete and it is probable that the project will be completed and the software will be used to perform the function intended. Costs capitalized for developing such software applications were not material for the years ended December 31, 2021, 2020 and 2019.
Research and Development
Research and development expenses primarily consist of personnel-related expenses, including stock-based compensation directly associated with the Company’s research and development employees, contractor costs related to third-party development, and allocated overhead. Research and development costs are expensed as incurred.
Advertising Costs
Advertising costs are expensed as incurred in sales and marketing expense in the consolidated statements of operations and amounted to $11.6 million, $4.6 million and $2.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Leases Prior to Adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (ASU 2016-02)
Before the adoption of ASU 2016-02 on January 1, 2021, the Company categorizes leases at their inception as either operating or capital leases, with the Company’s current lease portfolio only consisting of operating leases for office spaces. In certain lease agreements, it may receive rent holidays and other incentives. For operating leases, the Company recognizes lease costs on a straight-line basis once control of the space is achieved, without regard to deferred payment terms such as rent holidays that defer the commencement date of required payments. Additionally, incentives received are treated as a reduction of costs over the term of the agreement.
Stock-Based Compensation
The Company has a stock incentive plan under which equity awards such as stock options, restricted stock awards (RSAs), and restricted stock units (RSUs) are granted to employees, directors, and/or consultants. Stock-based

USERTESTING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
compensation expense related to equity awards is recognized based on the fair value of the awards on the date of grant. The fair value of each stock option is estimated on the grant date using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of subjective assumptions, including the fair value of the underlying common stock, risk-free interest rates, the expected term of the option, expected volatility, and expected dividend yield. The expected term of the stock options is based on the average period the stock options are expected to remain outstanding, calculated as the midpoint of the option’s vesting term and the contractual expiration period, as the Company did not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. The expected stock price volatility for the Company’s stock was determined by examining the historical volatilities of its industry peers as the Company did not have any trading history of its common stock. The risk-free interest rate was calculated using the average of the published interest rates of U.S. Treasury zero-coupon issues with maturities that approximate the expected term. The dividend yield assumption is zero as the Company has no history of, nor plans of, dividend payments. The fair value of each RSA and RSU is estimated based on the fair value of the Company’s common stock on the date of grant. The related stock-based compensation expense for time-based equity awards is recognized on a straight-line basis over the corresponding requisite service period of the awards, which is generally four years.
The Company also has a 2021 Employee Stock Purchase Plan (2021 ESPP) under which stock purchase rights are granted to employees. Stock-based compensation expense related to stock purchase rights under the 2021 ESPP is recognized based on the fair value of the awards on the date of grant. The fair value of each stock purchase right under the 2021 ESPP is estimated on the grant date using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of subjective assumptions, including the fair value of the underlying common stock, risk-free interest rates, the applicable purchase periods within an offering period, expected volatility, and expected dividend yield. The related stock-based compensation expense for stock purchase rights under the 2021 ESPP is recognized on a straight-line basis over the award’s requisite service period, which is an offering period.
The Company accounts for forfeitures as they occur.
The fair value of the Company’s common stock underlying the awards has historically been determined by the board of directors with input from management and third-party valuation specialists, as there was no public market for the Company’s common stock prior to its IPO. The board of directors determined the fair value of the common stock by considering a number of objective and subjective factors including: the valuation of comparable companies, the Company’s operating and financial performance, the lack of liquidity of common stock, transactions in the Company’s common stock, and general and industry specific economic outlook, amongst other factors.
Subsequent to June 30, 2021 and up to October 2021, the Company determined the fair value of its common stock in relation to stock-based compensation awards by a linear interpolation between a June 2021 third-party valuation and the midpoint of the preliminary pricing range of the Company’s IPO estimated by its board of directors in October 2021. Subsequent to October 2021 and up to November 16, 2021, the Company determined the fair value of its common stock in relation to stock-based compensation awards by a linear interpolation between the midpoint of the latest preliminary price range estimated by its board of directors in November 2021 and the final price of the Company’s common stock in the IPO.
After the IPO, the Company uses the publicly quoted price as reported on the New York Stock Exchange as the fair value of its common stock.
In September 2021, the Company granted RSUs which will vest based upon the satisfaction of both a service-based condition and a liquidity event-based condition. The service-based vesting condition for these awards is generally satisfied over four years. The liquidity event-based vesting condition is satisfied upon the occurrence of a qualifying event, which is generally defined as an underwritten initial public offering or a change in control transaction. The related stock-based compensation expense for these awards is recognized using an accelerated attribution method from the time it is deemed probable that the liquidity event-based vesting condition will be met through the time the service-based vesting condition has been achieved. The Company began recognizing stock-based compensation expense for these RSUs in November 2021 when the liquidity event-based vesting condition applicable to these RSUs was satisfied upon the effectiveness of the Company’s IPO.

USERTESTING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Foreign Currency
The functional currency of the Company’s foreign subsidiaries is the U.S. Dollar (USD). Monetary assets and liabilities are remeasured using foreign currency exchange rates at the end of the period, and non-monetary assets and liabilities are remeasured based on historical exchange rates. Gains and losses due to foreign currency are the result of either the remeasurement of subsidiary balances or transactions denominated in currencies other than the foreign subsidiaries’ functional currency and are included in other income, net in the Company’s statements of operations.
Income Taxes
The Company uses the asset and liability method of accounting for income taxes, in which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company measures deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be reversed. The Company recognizes the effect on deferred tax assets and liabilities of a change in tax rates as income and expense in the period that includes the enactment date. A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. In determining the need for a valuation allowance, the Company considers future growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which the Company operates, historical earnings and losses carryforward periods, and prudent and feasible tax planning strategies, as applicable.
The Company’s tax positions are subject to income tax audits by multiple tax jurisdictions. The Company recognizes the tax benefit of an uncertain tax position only if it is more likely than not the position is sustainable upon examination by the taxing authority, based on the technical merits. The Company measures the tax benefit recognized as the largest amount of benefit which is more likely than not to be realized upon settlement with the taxing authority. Significant judgment is required to evaluate uncertain tax positions. The Company’s evaluations are based upon a number of factors, including changes in facts or circumstances, changes in tax law or guidance, correspondence with tax authorities during the course of audits, and effective settlement of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in the Company’s income tax expense in the period in which the Company makes the change, which could have a material impact on the Company’s effective tax rate or operating results. The amount of income taxes paid is subject to examination by U.S. federal, state, and foreign tax authorities. To the extent the assessment of such tax position changes, the Company records the change in estimate in the period in which the determination is made.
Net Loss Per Share
Prior to the automatic conversion of all the shares of the Company’s outstanding convertible preferred stock into shares of common stock upon the closing of the Company’s IPO, holders of the Company’s common stock were not entitled to dividends until declared dividends to convertible preferred stockholders have been paid. The Company was required to use the two-class method of calculating earnings per share. The two-class method requires that earnings per share be calculated separately for each class of security. As the Company incurred losses during the periods presented, the Company used the methods described below to calculate net loss per share.
The Company calculates basic net loss per share by dividing net loss attributable to common stockholders by the weighted-average number of the Company’s common stock shares outstanding during the respective period. Net loss attributable to common stockholders is net loss minus convertible preferred stock dividends declared, of which there were none during the periods presented.
The Company’s potentially dilutive securities, which include stock options and preferred stock, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of shares of common stock outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.
Recently Adopted Accounting Standards
The Company adopted ASU 2016-02 effective January 1, 2021. Upon adoption of ASU 2016-02, the Company categorizes lease agreements at their inception as either operating or finance leases. Operating lease right-of-use (ROU) assets and related liabilities are included in “Operating lease right-of-use assets,” “Operating lease liabilities, current,” and

USERTESTING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
“Operating lease liabilities, non-current” in the Company’s consolidated balance sheets. The Company did not have any finance leases.
ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date, including credit premiums on its corporate borrowings, in determining the present value of lease payments. The operating lease ROU asset also includes any advance lease payments made and excludes lease incentives, where applicable. The Company’s lease terms may contain renewal and extension options of up to three years and early termination features. The Company does not include renewal, extension or early termination in its determination of the lease term to the extent they are not reasonably certain at lease commencement. Lease expense for lease payments to the extent they are fixed is recognized on a straight-line basis over the lease term. Variable lease payments are expensed as incurred and include certain non-lease components, such as maintenance and other services provided by the lessor to the extent the charges are variable.
The Company has elected to combine non-lease components with lease components for the purposes of calculating the ROU asset and liabilities, to the extent they are fixed. Non-lease components that are not fixed are expensed as incurred as variable lease costs. In addition, the Company does not recognize right-of-use assets and lease liabilities for short-term leases, which have a lease term of 12 months or less.
In addition, the Company subleases its unoccupied facility to a third party. Such sublease has been classified as an operating lease. Any impairment to the associated right-of-use assets, leasehold improvements, or other assets as a result of a sublease is recognized in the period the sublease is executed and recorded in the consolidated statements of operations. The Company recognizes sublease income on a straight-line basis over the sublease term.
The Company adopted ASU 2016-02 effective January 1, 2021, using the optional transition relief method. Consequently, financial information is not updated and the disclosures required under the new leases standard are not provided for dates and periods before January 1, 2021. The Company has elected the practical expedient package, which includes retaining the current classification of leases and not reassessing the treatment of initial direct costs, or whether an existing or expired contract contains a lease. The Company has elected not to use the hindsight practical expedient and did not reassess the lease term at the date of adoption. As an accounting policy election, the Company also elected not to apply the balance sheet recognition requirements under ASU 2016-02 to leases with a term less than or equal to twelve months. As a result of adoption on January 1, 2021, the Company recognized operating lease liabilities of $20.6 million and operating lease ROU assets of $19.2 million based on the present value of the remaining minimum rental payments for existing operating leases. The Company did not have any finance leases.
Recently Issued Accounting Standards Not Yet Adopted
In June 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-13, Financial Instruments Topic 326: Credit Losses Measurement of Credit Losses on Financial Instruments (Topic 326), which requires an entity to utilize a new impairment model known as the current expected credit loss (CECL) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. This guidance also requires new disclosures for financial assets measured at amortized cost, loans, and available-for-sale debt securities. Entities will apply the standard’s provisions as a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. Topic 326 is effective for the Company beginning fiscal year 2023. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and has not yet determined whether the effect will be material.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by this new guidance. This new guidance is effective for the Company for its fiscal year beginning January 1, 2022 and may be adopted either prospectively or

USERTESTING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
retrospectively to all implementation costs incurred after the date of adoption. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and has not yet determined whether the effect will be material.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by eliminating some exceptions to the general approach in ASC 740, Income Taxes in order to reduce cost and complexity of its application. This new guidance is effective for the Company for its fiscal year beginning January 1, 2022 and interim periods in the following years. Most amendments within this guidance are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and has not yet determined whether the effect will be material.
2. Revenue
Contract Balances
The Company receives payments from customers based on a billing schedule as established in its customer contracts. Accounts receivable are recorded when the Company contractually has the right to consideration. There were no impairment losses recorded during the years ended December 31, 2021, 2020 and 2019.
Contract liabilities consisted of the following (in thousands):

	December 31,
	2021	2020
Deferred revenue	$84,494	$57,608
Customer deposits	6,458	5,207
Contract liabilities	$90,952	$62,815
Deferred revenue represents billings under noncancellable contracts that have been invoiced in advance of revenue recognition, and the balance is recognized as revenue when transfer of control to customers has occurred or services have been provided. Customer deposits consist of billings for anticipated revenue generating activities in advance of the start of the contractual term or for the portion of a contract term that is subject to cancellation and refund. Revenue is deferred when the Company has the right to invoice in advance of performance under a customer contract. The current portion of deferred revenue and customer deposits are recognized during the following 12-month period, provided the customers with cancellable contracts do not invoke their termination rights. As of December 31, 2021 and 2020, the Company’s contract liabilities were $91.0 million and $62.8 million, respectively. The amount of revenue recognized during the years ended December 31, 2021, 2020 and 2019 that was included in contract liabilities at the beginning of each period was $62.8 million, $45.7 million and $33.0 million, respectively.
Remaining Performance Obligations
The terms of the Company’s subscription agreements are primarily annual and, to a lesser extent, multi-year. The Company's subscription agreements are generally noncancellable. Revenue allocated to remaining performance obligations represents noncancellable contracted revenue that has not yet been recognized and includes deferred revenue and unbilled amounts that will be recognized as revenue in future periods. Unbilled portions of the remaining performance obligation denominated in foreign currencies are revalued each period based on the period end exchange rates. Cancellable contracted revenue, which includes customer deposits, is not considered a remaining performance obligation. As of December 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $108.2 million. As of December 31, 2021, the Company expects to recognize the significant majority of its remaining performance obligations as revenue over the subsequent twelve months, and the remainder over twenty four months. The remaining performance obligations exclude customer deposits and unbilled amounts of cancellable contracted revenue amounting to $6.7 million as of December 31, 2021.

USERTESTING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Disaggregation of Revenue
The following table sets forth revenue by geographic area for the periods presented:

	Year Ended December 31,
	2021		2020		2019
	(in thousands)	%	(in thousands)	%	(in thousands)	%

United States	$120,175	82%	$86,718	85%	$69,445	91%
International	27,223	18	15,477	15	7,188	9
Total revenue	$147,398	100%	$102,195	100%	$76,633	100%
No single country other than the United States represented 10% or more of the Company’s revenue during the years ended December 31, 2021, 2020 and 2019.
3. Business Combination
Teston AS
On March 17, 2020, the Company entered into a stock purchase agreement to acquire all the shares of Teston AS (Teston) for a total purchase price of $10.9 million consisting of $9.1 million in cash and $1.8 million of deferred consideration. Teston is a European provider of multilingual usability testing solutions for fast consumer feedback on digital products and services. Teston was acquired to expand into the European markets, providing multilingual services (English, Norwegian, Swedish, German, and French) to customers across the globe, and for its technology platform.
In accordance with ASC 805, Business Combinations, the acquisition of Teston was recorded as an acquisition of a business. Under the purchase method of accounting, the fair value of the consideration was allocated to assets and liabilities assumed at their fair values. The fair values of customer relationships and non-compete agreements were determined using the With and Without Method, the fair values of developed technology and trademarks were determined using the Royalty Savings Method, and the fair value of the tester base was determined using the Replacement Cost Method. These fair values were based on Level 3 inputs within the fair value hierarchy, and the most significant unobservable input was estimated future revenues. The excess of the fair value of consideration paid over the fair values of net assets and liabilities acquired and identifiable intangible assets resulted in recognition of goodwill of $8.8 million. The goodwill recognized is not deductible for income tax purposes.

USERTESTING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Purchase Price Allocation
The total purchase price was allocated to Teston’s net tangible and identifiable intangible assets based on their estimated fair values as of March 17, 2020 as set forth below:

	In thousands	Estimated useful lives (in years)
Current assets	$765
Intangible assets
Customer relationships	500	7
Developed technology	580	4
Tester base	350	4
Trademarks	100	3
Non-compete agreements	200	3
Goodwill	8,785
Net deferred tax asset	51
Other long-term assets	2
Other liabilities assumed	(388)
	$10,945
In accordance with accounting for business combinations, the Company expensed $0.1 million for investment bankers fees, legal, consulting, and other costs directly related to the acquisition. The results of operations for Teston have been included in the consolidated statements of operations since the acquisition date. Actual and pro forma revenue and earnings (loss) for the acquisition have not been presented because they do not have a material impact to the Company’s consolidated revenue and results of operations.
4. Fair Value Measurements
The Company follows guidance provided in ASC 820, Fair Value Measurement, for valuation of financial assets and financial liabilities and for nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This guidance also establishes a framework for measuring fair value and expands disclosures about fair value measurements.
The Company’s investment portfolio consists of money market funds amounting to $33.6 million and $83.2 million as of December 31, 2021 and 2020, respectively, which are carried at fair value. The Company has determined the carrying value to be equal to the fair value and has classified these investments as Level 1 financial instruments. There were no transfers in or out of Level 3 during the periods presented.
5. Consolidated Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2021	2020
Computer, equipment, and software	$2,632	$2,117
Furniture and fixtures	357	150
Leasehold improvements	1,822	942
Property and equipment, gross	4,811	3,209
Less: accumulated depreciation	(1,554)	(1,917)
Property and equipment, net	$3,257	$1,292

USERTESTING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Depreciation expense was $0.7 million, $0.3 million and $0.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2021	2020
Sales tax payable	$5,528	$10,458
Accrued compensation and benefits	7,218	5,646
Accrued tax liabilities	2,805	2,893
ESPP liability	466	—
Deferred rent, current	—	85
Others	5,782	4,948
Accrued expenses and other current liabilities	$21,799	$24,030
The Company is subject to indirect taxation in some, but not all, of the various U.S. states and foreign jurisdictions in which it conducts business. Therefore, the Company has an obligation to charge, collect, and remit Value Added Tax or Goods and Services Tax in connection with certain of its foreign sales transactions and sales and use tax in connection with eligible sales to subscribers in certain U.S. states. In addition, on June 21, 2018, the U.S. Supreme Court overturned the physical presence nexus standard and held that states can require remote sellers to collect sales and use tax. As a result of this ruling and given the scope of the Company’s operations, taxing authorities continue to provide regulations that increase the complexity and risks to comply with such laws and could result in substantial liabilities, prospectively as well as retrospectively. The Company is at various stages of negotiations or pursuit of favorable rulings with the respective taxing authorities regarding these liabilities. Based on the information available, the Company continues to evaluate and assess the jurisdictions in which an indirect tax nexus exists and believes that the indirect tax liabilities are adequate and reasonable. However, due to the complexity and uncertainty around the application of these rules by taxing authorities, results may vary materially from the Company’s expectations. The Company recorded its best estimate of the liability (including related penalties and interest) of $4.7 million and $8.5 million as of December 31, 2021 and 2020, respectively, which is included in sales tax payable above. During 2021, the Company was accepted into the voluntary disclosure agreement (VDA) process in certain jurisdictions. As a result, the estimated liability as of December 31, 2021 is net of $4.1 million reversal of sales and use tax accruals including related penalties and interest, pursuant to the respective arrangements. The Company may experience additional future reversals, depending upon the results of its currently on-going VDA process and pursuit of favorable rulings in certain jurisdictions.
Other Long-term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	December 31,
	2021	2020
Deferred rent, non-current	$—	$1,323
Deferred tax liabilities	561	105
Other	326	1,098
Other long-term liabilities	$887	$2,526

USERTESTING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. Goodwill and Intangible Assets, Net
Goodwill
Goodwill represents the excess of the purchase price in a business combination over the fair value of net assets acquired. Goodwill amounts are not amortized but are rather tested for impairment at least annually during the fourth quarter. The following table reflects the changes in the carrying amount of goodwill (in thousands):

	Year Ended December 31,
	2021	2020
Balance at beginning of year	$8,785	$—
Addition due to acquisitions	—	8,785
Balance at end of year	$8,785	$8,785
Intangible Assets, Net
Intangible assets consisted of the following (in thousands):

	December 31,
	2021	2020
Developed technology	$1,888	$1,789
Customer relationships	500	500
Other intangible assets	650	650
Intangible assets, gross	3,038	2,939
Less: accumulated amortization
Developed technology	(1,248)	(524)
Customer relationships	(500)	(57)
Other intangible assets	(650)	(164)
Intangible assets, net	$640	$2,194
Amortization expense of intangible assets was $1.7 million, $0.5 million and $0.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.
As of December 31, 2021, future amortization expense for intangible assets was estimated as follows (in thousands):

2022	$254
2023	254
2024	132
Total	$640
7. Debt
Revolving Line of Credit
In January 2018, the Company entered into a loan and security agreement with a lender, which was subsequently amended and restated, and provided the Company with the ability to borrow up to $15.0 million with the requirement that the Company shall maintain at all times unrestricted cash with the lender in an amount equal to at least $15.0 million. Outstanding principal amounts under this credit facility incurred interest on the daily outstanding balance at a per annum rate equal to the greater of 5.50% or prime rate, plus 0.25% (5.75% at December 31, 2020). The credit facility is secured by a security interest on substantially all the Company’s assets and is subject to certain financial covenants. The Company may use the proceeds of future borrowings under the credit facility for general corporate purposes which may include, without limitation, financing the consideration for and fees, costs and expenses related to an acquisition. The credit facility expired on April 12, 2021.

USERTESTING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On June 18, 2021, the Company entered into a Fifth Loan and Security Modification Agreement which provides the Company with the ability to borrow up to $5.5 million, maturing on June 18, 2024, and will accrue interest at a per annum rate equal to the greater of 3.25% and prime rate as reported in The Wall Street Journal or such other rate of interest publicly announced from time to time by the lender as its prime rate (3.25% at December 31, 2021). Pursuant to this agreement, the Company is required to maintain at all times unrestricted cash with the lender in an amount equal to at least $5.5 million.
As of December 31, 2021 and 2020, the Company has no outstanding borrowings pursuant to the above credit facility and was in compliance with the above agreements with the lender.
8. Commitments and Contingencies
Operating Leases
The Company leases its office facilities in the United States and the United Kingdom under non-cancellable agreements that expire at various dates through August 2025. Rent expense during the years ended December 31, 2020 and 2019 was $5.2 million and $2.2 million, respectively.
Future minimum payments related to operating leases as of December 31, 2020, prior to the adoption of ASU 2016-02, are as follows (in thousands):

2021	$5,401
2022	5,357
2023	4,976
2024	4,860
2025	3,302
Total future minimum payments	$23,896
Total operating lease costs were $5.7 million, excluding short-term lease costs, variable lease costs, and sublease income, each of which were immaterial for the year ended December 31, 2021.
Supplemental cash flow information related to leases were as follows (in thousands):

Year Ended December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,352
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	1,888
The weighted-average remaining lease term and discount rate for the Company’s operating leases were as follows:

December 31, 2021
Weighted-average remaining lease term	3.3 years
Weighted-average discount rate	5.8%
The total remaining lease payments under non-cancelable operating leases as of December 31, 2021 were as follows (in thousands):

2022	$6,139
2023	5,635
2024	5,014
2025	3,303
Total undiscounted lease payments	20,091

USERTESTING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Less imputed interest	(1,824)
Present value of operating lease liabilities	$18,267
Other Contractual Commitments
The Company’s other contractual commitments relate mainly to third-party cloud infrastructure agreements and online services agreements. Contractual commitments as of December 31, 2021 under these agreements were as follows (in thousands):

2022	$6,179
2023	5,172
2024	917
Total future minimum payments	$12,268
Warranties, Indemnification, and Contingencies
The Company enters into service level agreements with customers which warrant defined levels of uptime and support response times and permit those customers to receive credits for prepaid amounts in the event that those performance and response levels are not met. To date, the Company has not experienced any significant failures to meet defined levels of performance and response. In connection with the service level agreements, the Company has not incurred any significant costs and has not accrued any liabilities in the consolidated financial statements.
In the ordinary course of business, the Company enters into contractual arrangements under which the Company agrees to provide indemnification of varying scope and terms to business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of the breach of such agreements, intellectual property infringement claims made by third parties, and other liabilities relating to or arising from the Company’s platform or the Company’s acts or omissions. In these circumstances, payment may be conditional on the other party making a claim pursuant to the procedures specified in the particular contract. Further, the Company’s obligations under these agreements may be limited in terms of time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments.
In addition, the Company has agreed to indemnify its directors and executive officers for costs associated with any fees, expenses, judgments, fines, and settlement amounts incurred by any of these persons in any action or proceeding to which any of those persons is, or is threatened to be, made a party by reason of the person’s service as a director or officer, including any action by the Company, arising out of that person’s services as the Company’s director or officer or that person’s services provided to any other company or enterprise at the Company’s request. The Company maintains director and officer insurance coverage that may enable the Company to recover a portion of any future amounts paid.
Legal Proceedings
In the ordinary course of business, the Company may be subject from time to time to various proceedings, lawsuits, disputes, or claims. The Company makes a provision for a liability relating to legal matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These estimates are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, estimated settlements, legal rulings, advice of legal counsel, and other information and events pertaining to a particular matter. In general, the resolution of a legal matter could be material to the Company’s financial condition or cash flows, or both, or could otherwise adversely affect the Company’s operating results. The outcomes of legal proceedings and other contingencies are, however, inherently unpredictable and subject to significant uncertainties. At this time, the Company does not have any such matters that, if resolved unfavorably, would have a material impact on its financial condition, results of operations or cash flows.
9. Convertible Preferred Stock, Stockholders’ Equity (Deficit) and Equity Incentive Plan
Convertible Preferred Stock
In February 2019, the Company amended its Amended and Restated Articles of Incorporation to (i) increase the shares of common stock authorized for issuance to 120,000,000 shares; (ii) increase the shares of preferred stock authorized for

USERTESTING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
issuance to 80,936,886 shares; and (iii) designate 9,743,564 shares of Series E preferred stock. In February 2019, the Company issued 9,743,564 shares of Series E preferred stock at a price of $2.2579 per share for gross proceeds of $22.0 million. In July 2019, the Company amended its Amended and Restated Articles of Incorporation to increase the shares of common stock authorized for issuance to 123,300,000 shares.
In February 2020, the Company amended its Amended and Restated Articles of Incorporation to (i) increase the shares of common stock authorized for issuance to 161,761,151 shares; (ii) increase the shares of preferred stock authorized for issuance to 105,615,324 shares; and (iii) designate 29,914,217 shares of Series F preferred stock. In February 2020, the Company issued 29,914,217 shares of Series F preferred stock at a price of $3.342892 per share for gross proceeds of $100.0 million.
The Company had eight outstanding series of preferred stock as of December 31, 2020, which were convertible at the option of the holder. Preferred stock was classified as temporary equity on the consolidated balance sheets. The preferred stock was not redeemable; however, upon the event of a voluntary or involuntary liquidation, dissolution, change in control, or winding up of the Company, holders of the preferred stock had the right to receive their liquidation preference under the terms of the preferred stock. A summary of the preferred stock outstanding as of December 31, 2020 and other related information is as follows (in thousands, except share data):

	Designated Shares Authorized	Shares Issued and Outstanding	Aggregate Liquidation Preference
Series Seed convertible preferred stock	5,235,779	5,235,779	$178
Series A convertible preferred stock	17,044,117	17,044,117	1,921
Series A-1 convertible preferred stock	3,761,486	3,761,486	3,176
Series B convertible preferred stock	7,378,199	7,378,199	1,899
Series C convertible preferred stock	25,608,699	25,608,699	45,500
Series D convertible preferred stock	12,165,042	12,165,042	27,337
Series E convertible preferred stock	9,743,564	9,743,564	22,000
Series F convertible preferred stock	29,914,217	29,914,217	100,000
Total convertible preferred stock	110,851,103	110,851,103	$202,011
The rights, preferences, privileges, restrictions, and other matters relating to the preferred stock are set forth in the Company’s Amended and Restated Certificate of Incorporation dated February 19, 2020, as amended, and are summarized as follows:
Dividend Rights – Holders of shares of Series Seed convertible preferred stock, Series A convertible preferred stock, Series A-1 convertible preferred stock, Series B convertible preferred stock, Series C convertible preferred stock, Series D convertible preferred stock, Series E convertible preferred stock, and Series F convertible preferred stock are entitled to receive dividends at the annual rate of 8% of the original series' issue price, payable out of funds legally available, prior and in preference to any declaration or payment of any dividend on common stock. No dividends shall be paid on the common stock at a greater rate than that paid on any series of preferred stock. Such dividends shall be payable when, as and if declared by the board of directors and shall be on noncumulative basis. As of December 2021 and 2020, no dividends have been declared or paid by the Company.
Liquidation preference – In the event of any liquidation, whether voluntary or involuntary, the holders of Series C convertible preferred stock, Series D convertible preferred stock, Series E convertible preferred stock, and Series F convertible preferred stock shall be entitled to receive, on a pari passu basis, prior and in preference to any distribution of any of the assets of this Company to the holders of Series Seed convertible preferred stock, Series A convertible preferred stock, Series A-1 convertible preferred stock, Series B convertible preferred stock or common stock by reason of their ownership thereof, an amount per share of Series C convertible preferred stock, Series D convertible preferred stock, Series E convertible preferred stock, and Series F convertible preferred stock equal to the greater of (i) the sum of (x) $1.77674 for each outstanding share of Series C convertible preferred stock, $2.24718 for each outstanding share of Series D convertible preferred stock, $2.2579 for each outstanding share of Series E convertible preferred stock, and $3.342892 for each outstanding share of Series F convertible preferred stock and (y) an amount equal all declared but unpaid dividends on such share or (ii) such amount per share as would have been payable had all shares of Series C convertible preferred stock, Series D convertible preferred stock, Series E convertible preferred stock, and Series F convertible preferred stock, as

USERTESTING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
applicable, been converted into common stock. If the assets and funds distributed among the holders of the Series C convertible preferred stock, Series D convertible preferred stock, Series E convertible preferred stock, and Series F convertible preferred stock are insufficient to permit payment to such holders of the full preferential amount, then the entire assets and funds of the Company legally available for distribution shall be distributed ratably among the holders of the Series C convertible preferred stock, Series D convertible preferred stock, Series E convertible preferred stock, and Series F convertible preferred stock on a pari passu basis in proportion to the preferential amount each such holder is otherwise entitled to receive.
After the payment of the full liquidation preference of the Series C convertible preferred stock, Series D convertible preferred stock, Series E convertible preferred stock and Series F convertible preferred stock, the holders of Series B convertible preferred stock shall be entitled to receive, on a pari passu basis, prior and in preference to any distribution of any of the assets of this Company to the holders of Series Seed convertible preferred stock, Series A convertible preferred stock, Series A-1 convertible preferred stock or common stock by reason of their ownership thereof, an amount per share of Series B convertible preferred stock equal to the greater of (i) the sum of (x) $0.2574 per share for each outstanding share of Series B convertible preferred stock and (y) an amount equal all declared but unpaid dividends on such share or (ii) such amount per share as would have been payable had all shares of Series B convertible preferred stock been converted into common stock. If the remaining assets and funds distributed among the holders of the Series B convertible preferred stock are insufficient to permit payment to such holders of the full preferential amount, then the entire assets and funds of the Company legally available for distribution shall be distributed ratably among the holders of the Series B convertible preferred stock in proportion to the preferential amount each such holder is otherwise entitled to receive.
The holders of Series A convertible preferred stock, Series A-1 convertible preferred stock, and Series Seed convertible preferred stock are entitled to receive, on a pari passu basis, prior and in preference to any distribution of any of the assets of the Company to the holders of common stock by reason of their ownership thereof, an amount per share of such series of convertible preferred stock equal to the greater of (i) the sum of (x) (A) $0.11268 for each outstanding share of Series A convertible preferred stock, (B) $0.8443345 for each outstanding share of Series A-1 convertible preferred stock, (C) $0.03396 for each outstanding share of Series Seed convertible preferred stock and (y) an amount equal all declared but unpaid dividends on such share of Series Seed convertible preferred stock, Series A convertible preferred stock or Series A-1 convertible preferred stock, respectively, or (ii) such amount per share as would have been payable had all shares of such series of convertible preferred stock been converted into common stock. If the remaining assets and funds distributed among the holders of the Series A convertible preferred stock, Series A-1 convertible preferred stock, and Series Seed convertible preferred stock are insufficient to permit payment to such holders of the full preferential amount, then the entire remaining assets and funds of the Company legally available for distribution shall be distributed ratably among the holders of the Series A convertible preferred stock, Series A-1 convertible preferred stock, and Series Seed convertible preferred stock in proportion to the preferential amount each such holder is otherwise entitled to receive.
The Company’s convertible preferred stock is classified outside of stockholders’ equity (deficit) because, in the event of certain “liquidation events” that are not solely within the Company’s control, the shares would become redeemable at the option of the holders. The Company does not adjust the carrying values of the convertible preferred stock to its deemed liquidation values until a liquidation event becomes probable. Subsequent adjustments to increase or decrease the carrying values to the ultimate liquidation values will be made only if and when it becomes probable that such a liquidation event will occur.
Conversion rights – Each share of Series Seed, Series A, Series A-1, Series B, Series C, Series D, Series E, and Series F convertible preferred stock shall be convertible into common stock as determined by dividing the applicable original issue price for the given preferred shares by the applicable conversion price for such series. Series Seed, Series A, Series A-1, Series B, Series C, Series D, Series E, and Series F are convertible at the option of the holder at any time after the date of issuance of such shares, subject to adjustments for events of stock splits, stock dividend, and dilution.
Each share of preferred stock will automatically convert at the conversion rate upon the earlier of (i) the sale of Common Stock in a firm commitment underwritten public offering at a price of not less than $4.49436 per share and aggregate proceeds to the Company of not less than $50,000,000 in the aggregate or (ii) upon receipt of a written request for such conversion from the requisite holders of the then outstanding Series Preferred, or on such other date as is specified in such written request. Any automatic conversion of the preferred stock into common stock that is proposed in connection with a Liquidation Event requires the prior consent from the requisite holders of the outstanding Series Preferred.

USERTESTING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Voting Rights – The holder of each share of convertible preferred stock shall have the right to one vote for each share of common stock into which such share of convertible preferred stock could then be converted.
Protective provisions – So long as at least 25% of the originally issued shares of convertible preferred stock are outstanding, the Company shall not take any actions that would affect the rights, preferences, or privileges, change the authorized number of shares of convertible preferred stock or common stock, create or authorize the creation of or issue or obligate itself to issue any notes, debt or debt securities containing equity features, redeem or repurchase any of the Company’s equity securities other than repurchases of terminated employee or consultant shares pursuant to agreements providing for such repurchase, liquidate dissolve or wind-up the business and affairs of the Company, without first obtaining the approval by vote or written consent of a majority of the then outstanding shares of convertible preferred stock.
In the event that the Company issues additional shares of common stock without consideration, or for a consideration per share less than the preferred stock conversion price in effect on the date of and immediately prior to the issuance, the preferred stock conversion price for each series will be reduced to a price determined by multiplying the preferred stock conversion price by a fraction, which is derived by a numerator, which is the number of shares of common stock outstanding immediately prior to the issuance plus the number of shares of common stock that would have been issued if the additional shares were issued at the conversion price prior to issuance, and a denominator, which is the number of shares outstanding immediately prior to the issuance plus the additional shares issued in the transaction.
Upon completion of the IPO in November 2021, all shares of the Company’s convertible preferred stock outstanding, totaling 110,851,103, were automatically converted into an equivalent number of shares of common stock on a one-to-one basis and the corresponding carrying value of $201.5 million was reclassified into stockholders’ equity. As of December 31, 2021, there are no shares of convertible preferred stock issued and outstanding.
Common Stock and Preferred Stock
In connection with the Company’s IPO in November 2021, its Restated Certificate of Incorporation became effective, which authorized the issuance of 2,000,000,000 shares of common stock with a par value of $0.0001 per share and 10,000,000 shares of preferred stock with a par value of $0.0001 per share.
The Company had the following shares of common stock reserved for future issuance (in thousands):

	December 31,
	2021	2020
Conversion of convertible preferred stock	—	110,851
Outstanding stock awards to purchase common stock	25,181	22,814
Stock awards available for future grants	16,154	2,446
Shares available for issuance under ESPP	3,100	—
	44,435	136,111
Repurchases
In February and April 2019, the Company allowed one former consultant and one former employee to sell shares of common stock to the Company. As part of the offer, an aggregate of 525,000 shares of outstanding common stock were purchased from the former consultant and former employee for a total consideration of $1.0 million. The amounts paid in excess of the fair value of common stock at the time of purchase were recorded as stock-based compensation expense. The Company recorded stock-based compensation expense of $0.5 million related to the excess of the selling price of common stock over the fair value of the repurchased shares.
Secondary Sales
In June and July 2019, certain investors acquired 855,102 shares of the Company’s common stock, 236,873 shares of the Company’s Series A-1 convertible preferred stock, and 617,990 shares of the Company’s Series Seed convertible preferred stock from certain executives at purchase prices in excess of the estimated fair value at the time of the transactions (secondary sales). As a result, the Company recorded a total of $0.8 million in stock-based compensation expense for the difference between the price paid by the investor and the estimated fair value on the dates of the

USERTESTING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
transactions for the year ended December 31, 2019. This expense was recorded as general and administrative expense in the consolidated statements of operations. In connection with these secondary sales of common stock, Series A-1 convertible preferred stock and Series Seed convertible preferred stock the Company either waived or assigned its rights of first refusal or other transfer restrictions applicable to such shares. There was a secondary sale for the year ended December 31, 2020 which did not result in additional stock-based compensation expense.
Equity Incentive Plan
In June 2007, the Company adopted the 2007 Equity Incentive Plan (the 2007 Plan). Under the 2007 Plan, the Company originally authorized the issuance of 500,000 shares. In March 2013, the board of directors adopted the 2013 Equity Incentive Plan (the 2013 Plan) and ceased granting awards under the 2007 Plan. Upon the effective date of the suspension of the 2007 Plan, all remaining shares available for issuance under the 2007 Plan became available for issuance under the 2013 Plan and any options that expired or were forfeited automatically become available under the 2013 Plan.
In October 2021, the Company’s board of directors and stockholders approved the adoption of the 2021 Equity Incentive Plan (2021 Plan), which became effective in connection with the IPO. Under the 2021 Plan, 15,700,000 shares of the Company’s common stock are initially reserved for future issuance. Upon the effective date of the 2021 Plan, any remaining shares available for issuance under the Company’s 2013 Plan were added to the shares of the Company’s common stock reserved for issuance under its 2021 Plan, and the Company ceased granting awards under the 2013 Plan. The number of shares reserved for issuance under the 2021 Plan will increase automatically on January 1 of each of the first ten calendar years during the term of the 2021 Plan by the number of shares equal to 5% of the aggregate number of shares of all classes of the Company’s common stock issued and outstanding as of the immediately preceding December 31, or a lesser number as may be determined by the Company’s board of directors.
The 2021 Plan authorizes the award of both incentive stock options and nonqualified stock options, as well the award of RSAs, RSUs, stock appreciation rights, and performance and stock bonus awards. Pursuant to the 2021 Plan, incentive stock options may be granted only to employees. The exercise price of an option cannot be less than 100% of the fair value of one share of common stock on the date of grant and the exercise price of any incentive stock option granted to a 10% stockholder cannot be less than 110% of the fair value of one share of common stock on the date of grant. Options are exercisable over periods not to exceed ten years from the date of grant (five years for incentive stock options granted to stockholders owning greater than 10% of all classes). Vesting terms for options is generally four years. The Company may grant all other types of awards to its employees, directors, and consultants.
As of December 31, 2021, 16,153,747 shares of common stock have been reserved for issuance under the 2021 Plan. As of December 31, 2020 and 2019, 2,445,852 and 2,290,374 shares of common stock have been reserved for issuance under the 2013 Plan, respectively.
In October 2021, the Company’s board of directors and stockholders approved the adoption of the 2021 ESPP, which became effective in connection with the IPO. Under the 2021 ESPP, 3,100,000 shares of the Company’s common stock are initially reserved for future issuance. The number of shares reserved for issuance and sale under the 2021 ESPP will increase automatically on January 1 of each of the first ten calendar years during the term of the 2021 ESPP by the number of shares equal to 1% of the aggregate number of shares of all classes of the Company’s common stock issued and outstanding as of the immediately preceding December 31, or a lesser number as may be determined by the Company’s board of directors or compensation committee. Subject to stock splits, recapitalizations, or similar events, no more than 31,000,000 shares of the Company’s common stock may be issued over the term of the 2021 ESPP.
Under the ESPP, eligible employees will be offered the option to purchase shares of the Company’s common stock at a discount over a series of offering periods through accumulated payroll deductions over the period. Each offering period may itself consist of one or more purchase periods. No offering period may be longer than 27 months. The purchase price for shares purchased under the ESPP during any given purchase period will be 85% of the lesser of the fair market value of the Company’s common stock on (i) the first day of the applicable offering period or (ii) the last day of the purchase period.
As of December 31, 2021, 3,100,000 shares of common stock have been reserved for issuance under the ESPP.

USERTESTING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following summary of the stock option activity for the years ended December 31, 2021, 2020 and 2019 is shown collectively for the 2013 Plan and the 2021 Plan (in thousands, except per share data):

	Options Outstanding
	Outstanding Stock options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of January 1, 2019	15,853	$0.82	7.47	$2,307
Granted	5,518	1.04
Exercised	(1,513)	0.74		472
Forfeited	(1,070)	0.91
Expired	(223)	0.78
Balance as of December 31, 2019	18,565	0.89	7.96	3,135
Granted	7,381	1.28
Exercised	(2,231)	0.85		4,319
Forfeited	(738)	0.96
Expired	(163)	0.85
Balance as of December 31, 2020	22,814	1.02	7.77	54,082
Granted	4,362	4.69
Exercised	(3,432)	0.88		31,623
Forfeited	(863)	2.10
Expired	(191)	0.89
Balance as of December 31, 2021	22,690	$1.71	7.56	$153,883
Vested and exercisable:
December 31, 2021	11,917	$0.96	6.66	$88,893
December 31, 2020	10,015	$0.86	6.45	$25,377
The weighted-average grant date fair value of options granted during the years ended December 31, 2021, 2020 and 2019 was $4.24, $0.89 and $0.48, respectively.
The following table summarizes the RSA and RSU activities (in thousands, except per share data):

	Restricted Stock Awards		Restricted Stock Units
	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2020	—	$—	—	$—
Granted	9	4.36	2,491	16.11
Vested	(9)	4.36	—	—
Balance as of December 31, 2021	—	—	2,491	16.11
There was no RSA and RSU activity during the years ended December 31, 2020 and 2019.
From time to time, the Company has granted restricted stock awards to certain third-party service providers in exchange for their services. During the year ended December 31, 2021, the Company granted restricted stock awards of 9,434 shares with a weighted average grant date fair value of $4.36 per share, which were fully vested at the time of grant. The aggregate grant-date fair value of restricted stock awards vested is immaterial for year ended December 31, 2021.
During the year ended December 31, 2021, the Company began granting RSUs to its employees and directors. These RSUs generally vest upon the satisfaction of a service-based vesting condition with a vesting period of generally four years. In September 2021, the Company granted RSUs settleable for 2,490,942 shares of its common stock with a weighted average grant date fair value of $16.11 per share, which will vest based upon the satisfaction of both a service-based condition and a liquidity event-based condition. The Company recognized compensation expense for these RSUs using an

USERTESTING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
accelerated attribution method beginning in November 2021 when the liquidity event-based vesting condition applicable to these RSUs was satisfied upon the effectiveness of the Company’s IPO. The Company recognized stock-based compensation expense of $5.3 million associated with these RSUs for the year ended December 31, 2021.
Stock-Based Compensation
The assumptions used under the Black-Scholes option pricing model to calculate the estimated fair value of stock options granted to employees are as follows:

Year Ended December 31,
	2021	2020	2019
Fair value of common stock	$ 3.88 — $ 17.04	$ 1.24 — $ 3.26	$ 1.03 — $ 1.06
Risk-free interest rate	0.94% — 1.35%	0.41% — 0.52%	1.65% — 2.37%
Expected term (years)	5.73 — 6.08	5.09 — 6.07	4.86 — 6.07
Expected volatility	54.04% — 56.82%	50.43% — 56.40%	43.51% — 47.19%
Expected dividend yield	None	None	None
Assumptions used in valuing non-employee stock options are generally consistent with those used for employee stock options. The total non-employee stock-based compensation is immaterial.
The following table summarizes the assumptions used to calculate the estimated fair value of stock purchase rights granted under the ESPP for the initial offering period using the Black-Scholes option pricing model:

Year Ended December 31, 2021
Fair value of common stock	$ 8.48
Risk-free interest rate	0.09% — 0.54%
Expected term (years)	0.46 — 1.95
Expected volatility	42.50% — 58.22%
Expected dividend yield	None
The weighted average grant date fair value of stock purchase rights granted under the ESPP during the year ended December 31, 2021 was $2.73 per share.
The total stock-based compensation expense by line item in the accompanying consolidated statements of operations is summarized as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cost of revenue:
Subscription	$123	$14	$49
Professional services	362	35	83
Operating expenses:
Sales and marketing	3,599	868	810
Research and development	1,891	346	790
General and administrative	6,250	1,284	1,529
Total stock-based compensation expense	$12,225	$2,547	$3,261
As of December 31, 2021 and 2020, the unrecognized stock-based compensation expense related to outstanding unvested stock options was $19.9 million and $7.3 million, respectively, which is expected to be recognized over a weighted-average period of 2.4 years and 2.6 years, respectively. The total fair value of stock options vested during the years ended December 31, 2021, 2020 and 2019 was $3.4 million, $2.4 million and $1.9 million, respectively.
As of December 31, 2021, unrecognized stock-based compensation expense related to outstanding RSUs was $34.7 million which is expected to be recognized over the remaining weighted-average vesting period of approximately 3.9 years.

USERTESTING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2021, unrecognized stock-based compensation expense related to outstanding stock purchase rights granted under the ESPP was $2.3 million which is expected to be recognized over 1.9 years.
10. Income Taxes
The loss before provision for income taxes by U.S. and foreign jurisdictions consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019

United States	$(53,122)	$(34,491)	$(19,983)
Foreign	2,923	1,408	498
Total	$(50,199)	$(33,083)	$(19,485)
The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current provision:
Federal	$—	$—	$—
State	45	17	1
Foreign	150	728	81
Total current provision for income taxes	195	745	82
Deferred provision:
Federal	—	—	—
State	—	—	—
Foreign	327	155	—
Total deferred provision for income taxes	327	155	—
Provision for income taxes	$522	$900	$82
The effective income tax rate differs from the federal statutory income tax rate applied to the loss before income taxes due to the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Tax computed at U.S. federal statutory rate	$(10,543)	$(6,931)	$(4,111)
State taxes, net of federal benefit	45	17	1
Tax rate differential for international subsidiaries	(205)	137	(11)
Stock-based compensation	(696)	365	514
Tax credits	(1,176)	(769)	(1,646)
Change in valuation allowance	13,240	7,878	5,347
Other	(143)	203	(12)
Provision for income taxes	$522	$900	$82

USERTESTING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Significant components of the Company’s deferred tax assets are shown below (in thousands). A valuation allowance has been recognized to offset the Company’s deferred tax assets, as necessary, by the amount of any tax benefits that, based on evidence, are not expected to be realized.

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$42,995	$30,463
Credit carryforwards	3,633	2,436
Accruals and others	2,584	3,295
Stock based compensation	3,047	98
Lease liabilities	4,354	—
Depreciation	1,051	699
Gross deferred tax assets	57,664	36,991
Less valuation allowance	(49,089)	(33,774)
Total deferred tax assets	$8,575	$3,217
Deferred tax liabilities:
Deferred commission	$(5,094)	$(3,217)
Right-of-use assets	(3,915)	—
Intangibles	—	(104)
Gross deferred tax liabilities	(9,009)	(3,321)
Net deferred tax liabilities	$(434)	$(104)
The Company maintains a full valuation allowance against its U.S. deferred tax assets as of December 31, 2021. It regularly assesses the need for a valuation allowance against its net deferred tax assets. In making that assessment, the Company considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. Due to cumulative losses over recent years and based on all available evidence, the Company has determined that it is more likely than not that its U.S. deferred tax assets will not be realized as of December 31, 2021. The change in valuation allowance for the year ended December 31, 2021 is primarily attributable to increases in current year net operating loss carryforwards of $12.5 million and tax credits of $1.2 million.
The Company has elected to record taxes associated with its Global Intangible Low-Taxed Income as period costs if and when incurred.
At December 31, 2021, the Company has total net operating loss carryforwards (NOLs) of $174.5 million for federal income tax purposes, of which $70.5 million begin to expire in 2028 and $104.1 million that have no expiration date and federal research tax credits of approximately $4.6 million that begin to expire in 2032. The Company also has state NOLs of $102.4 million that begin to expire in 2029, and state research tax credits of approximately $1.9 million that have no expiration date. Utilization of the NOLs and tax credit carryforwards may be subject to an annual limitation due to the ownership change provisions of U.S. tax law, as defined in Section 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code), and similar state provisions. The annual limitation may result in the expiration of NOLs and credits before use. The analysis concluded that the Company has experienced ownership changes since inception and that its utilization of NOL and R&D credit carryforwards will be subject to annual limitations. These ownership changes resulted in the expiration of immaterial net operating loss and credit carryforwards prior to utilization. The limitation on the Company’s use of net operating loss and credit carryforwards could reduce the Company’s ability to use a portion of the tax attributes to offset future taxable income.
The Company has not recorded a provision for deferred U.S. tax expense that could result from the remittance of foreign undistributed earnings since the Company intends to reinvest the earnings of the foreign subsidiaries indefinitely. The Company’s share of the undistributed earnings of foreign corporations not included in its consolidated federal income tax returns that could be subject to additional U.S. income tax if remitted is immaterial. As of December 31, 2021, the amount of unrecognized U.S. federal deferred income tax liability for undistributed earnings is immaterial.

USERTESTING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the beginning and ending balance of total unrecognized tax benefits during 2021, 2020 and 2019 is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Balance, beginning of period	$2,756	$2,106	$—
Tax positions taken in prior periods:
Gross increases	—	—	1,978
Tax positions taken in current periods:
Gross increases	322	650	128
Balance, end of period	$3,078	$2,756	$2,106
As of December 31, 2021, the Company had gross unrecognized tax benefits of $3.1 million, of which $0.4 million would impact the effective tax rate, if recognized. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. Accrued interest and penalties included in the Company’s liability related to unrecognized tax benefits were zero at December 31, 2021. The amount of unrecognized tax benefits could be reduced upon expiration of the applicable statutes of limitations. Interest and penalties accrued on these uncertain tax positions are recognized as income tax expense and will be released upon the expiration of the statutes of limitations. These amounts are immaterial for the periods presented.
The Company is subject to taxation in the United States and foreign jurisdictions. As of December 31, 2021, the Company’s tax years starting from 2008 remain subject to future examination.
There are differing interpretations of tax laws and regulations, and as a result, disputes may arise with tax authorities involving issues of the timing and amount of deductions and allocations of income among various tax jurisdictions. The Company periodically evaluates its exposures associated with its tax filing positions. The Company believes that adequate amounts have been reserved for any adjustments that may ultimately result from these examinations, and the Company does not anticipate a significant impact to its gross unrecognized tax benefits within the next 12 months related to these years.
Governments in certain countries where the Company does business have enacted legislation in response to the COVID-19 pandemic, including the Coronavirus Aid, Relief, and Economic Security Act enacted by the United States on March 27, 2020. The legislative developments were not material for the years ended December 31, 2021 and 2020.
11. Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except share and per share data):

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net loss attributable to common stockholders, basic and diluted	$(50,721)	$(33,983)	$(19,567)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	33,841	16,210	14,954
Net loss per share attributable to common stockholders, basic and diluted	$(1.50)	$(2.10)	$(1.31)

USERTESTING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Convertible preferred shares	—	110,851	80,937
Options and RSUs issued and outstanding	25,181	22,814	18,565
ESPP	15	—	—
Total antidilutive securities	25,196	133,665	99,502
For each of the periods presented where the Company reported a net loss, the effect of all potentially dilutive securities would be antidilutive, and as a result diluted net loss per common share is the same as basic net loss per common share.
12. Employee Benefit Plans
The Company maintains a retirement savings plan, established pursuant to Section 401(k) of the Code. Participants may contribute up to applicable annual Code limits. The plan allows the Company to make matching contributions to eligible participants. The Company provided a matching contribution up to 4% of eligible participants’ compensation for the years ended December 31, 2021, 2020 and 2019. The plan provides for automatic salary deferrals of 5% of compensation each year. Participants are permitted to change their salary deferral percentage and waive the automatic deferral provision. All participants’ deferrals, rollovers and matching contributions are 100% vested when contributed. The Company recognized $2.9 million, $2.3 million and $1.8 million in expenses related to the 401(k) match for the years ended December 31, 2021, 2020 and 2019, respectively.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the disclosure controls and procedures are met. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2021, we completed a series of changes to our information technology environment, including the implementation of certain critical new systems associated with procurement, supplier management and payment, financial ERP and other applications. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated any changes in our internal control over financial reporting that occurred during the fourth quarter of 2021, including changes resulting from the implementation of new systems as described above, and have concluded that there were no changes to our internal control over financial reporting that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021.
Item 13. Certain Relationships and Related Party Transactions
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021.

Part IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this Annual Report on Form 10-K:
(a)Consolidated Financial Statements
The consolidated financial statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.
(b)Financial Statement Schedules
The financial statement schedules are omitted because they are either not applicable or the information required is presented in the consolidated financial statements and notes thereto.
(c) Exhibits
The exhibits listed in the following Exhibit Index are filed, furnished, or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation.					X

3.2	Restated Bylaws.					X

4.1	Form of Common Stock certificate.	S-1/A	333-260224	4.1	11/8/2021

4.2	Amended and Restated Investors’ Rights Agreement, dated February 20, 2020, by and among the Registrant and certain security holders of the Registrant.	S-1	333-260224	4.2	10/13/2021
4.3	Description of Common Stock Registered Under Section 12 of the Securities Exchange Act of 1934, as amended					X

10.1+	Form of Indemnity Agreement between the Registrant and each of its directors and executive officers.	S-1	333-260224	10.1	10/13/2021

10.2+	2013 Equity Incentive Plan and forms of equity agreements thereunder.	S-1	333-260224	10.2	10/13/2021

10.3+	2021 Equity Incentive Plan and forms of award agreements.	S-1	333-260224	10.3	10/13/2021

10.4+	2021 Employee Stock Purchase Plan and form of subscription agreement.	S-1	333-260224	10.4	10/13/2021

10.5+	Change in Control and Severance Agreement, dated November 1, 2021, by and between the Registrant and Andy MacMillan.	S-1/A	333-260224	10.5	11/8/2021

10.6+	Change in Control and Severance Agreement, dated November 1, 2021, by and between the Registrant and David A. Satterwhite.	S-1/A	333-260224	10.6	11/8/2021

10.7+	Change in Control and Severance Agreement, dated November 1, 2021, by and between the Registrant and Jon Pexton.					X

10.8+	Confirmatory Offer Letter, dated November 1, 2021, by and between the Registrant and Andy MacMillan.	S-1/A	333-260224	10.8	11/8/2021

10.9+	Confirmatory Offer Letter, dated November 1, 2021, by and between the Registrant and David A. Satterwhite.	S-1/A	333-260224	10.9	11/8/2021

10.10+	Confirmatory Offer Letter, dated November 1, 2021, by and between the Registrant and Jon Pexton.					X

10.11+	Independent Director Compensation Policy.	S-1	333-260224	10.11	10/13/2021

10.12+	2022 Incentive Bonus Plan.	S-1	333-260224	10.12	10/13/2021

10.13+	Loan and Security Agreement, dated January 12, 2018, by and between the Registrant and Western Alliance Bank, as amended.	S-1	333-260224	10.13	10/13/2021

10.14+	Lease Agreement, dated as of April 13, 2020, by and between Soma Hub LLC and the Registrant.	S-1	333-260224	10.14	10/13/2021

21.1	List of Subsidiaries of the Registrant.					X

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (included in the signature page to the Annual Report on Form 10-K).					X

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
+     Indicates management contract or compensatory plan.
*    The certifications furnished in Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: March 4, 2022

UserTesting, Inc.

By:	/s/ Andrew MacMillan
Name:	Andrew MacMillan
Title:	Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Andrew MacMillan and Jon Pexton, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such individual in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or the individual’s substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew MacMillan	President, Chief Executive Officer and Chairman (Principal Executive Officer)	March 4, 2022
Andrew MacMillan

/s/ Jon Pexton	Chief Financial Officer (Principal Financial Officer)	March 4, 2022
Jon Pexton

/s/ Sabrina Mekhalfa	Chief Accounting Officer (Principal Accounting Officer)	March 4, 2022
Sabrina Mekhalfa

/s/ Darrell Benatar	Director	March 4, 2022
Darrell Benatar

/s/ Andrew Braccia	Director	March 4, 2022
Andrew Braccia

/s/ Tatyana Mamut	Director	March 4, 2022
Tatyana Mamut

/s/ Shannon Nash	Director	March 4, 2022
Shannon Nash

/s/ Cynthia Russo	Director	March 4, 2022
Cynthia Russo

/s/ Alexander Wong	Director	March 4, 2022
Alexander Wong