Form 10-Q
period 2022-03-31
UserTesting, Inc.
filed 2022-05-04
CIK 1557127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of April 30, 2022, 142,864,646 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), about us and our industry that involve substantial risks and uncertainties. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future operating results and financial condition, our business strategy and plans, market growth and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “target,” “plan,” “expect,” and similar expressions are intended to identify forward-looking statements.
Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•our future financial performance, including our expectations regarding our subscription and professional revenue, cost of revenue, gross profit, gross margin, operating expenses, including changes in operating expenses, and our ability to achieve and maintain future profitability;
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
• attraction and retention of qualified employees;
•increased expenses associated with being a public company; and
•other statements regarding our future operations, financial condition, and prospects and business strategies.
These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. We undertake no obligation to update any of these forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q or to conform these statements to actual results or to changes in our expectations, except as required by law.
You should read this Quarterly Report on Form 10-Q and the documents that we reference in this report and have filed with the Securities and Exchange Commission (SEC) as exhibits to this report with the understanding that our actual future results, performance, and events and circumstances may be materially different from what we expect.

Part I - Financial Information
Item 1. Financial Statements (Unaudited)
USERTESTING, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$163,018	$178,430
Accounts receivable, net	46,167	47,973
Costs capitalized to obtain revenue contracts, current	8,380	8,116
Prepaid expenses and other current assets	11,202	6,045
Total current assets	228,767	240,564
Property and equipment, net	3,167	3,257
Operating lease right-of-use assets, net	15,117	16,401
Intangible assets, net	576	640
Goodwill	8,785	8,785
Costs capitalized to obtain revenue contracts, non-current	13,012	12,941
Other long-term assets	873	540
Total assets	$270,297	$283,128
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,154	$1,544
Contract liabilities	94,720	90,952
Operating lease liabilities, current	5,315	5,271
Accrued expenses and other current liabilities	13,286	21,799
Total current liabilities	115,475	119,566
Operating lease liabilities, non-current	11,658	12,996
Other long-term liabilities	887	887
Total liabilities	128,020	133,449
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share: 10,000 shares authorized and no shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Common stock and capital in excess of par value, $0.0001 par value per share: 2,000,000 shares authorized, and 142,806 and 142,241 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	360,682	352,881
Accumulated deficit	(218,405)	(203,202)
Total stockholders’ equity	142,277	149,679
Total liabilities and stockholders’ equity	$270,297	$283,128
The accompanying notes are an integral part of these condensed consolidated financial statements.

USERTESTING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue
Subscription	$43,213	$28,682
Professional services	2,639	2,508
Total revenue	45,852	31,190
Cost of revenue
Subscription	7,617	6,617
Professional services	2,182	2,085
Total cost of revenue	9,799	8,702
Gross profit	36,053	22,488
Operating expenses:
Sales and marketing	30,069	18,593
Research and development	11,080	9,769
General and administrative	9,945	6,351
Total operating expenses	51,094	34,713
Loss from operations	(15,041)	(12,225)
Interest income, net	12	40
Other expense, net	(80)	(152)
Loss before provision for income taxes	(15,109)	(12,337)
Provision for income taxes	94	109
Net loss	$(15,203)	$(12,446)
Net loss per share attributable to common stockholders, basic and diluted	$(0.11)	$(0.69)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	142,487	18,088
The accompanying notes are an integral part of these condensed consolidated financial statements.

USERTESTING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)
(unaudited)

	Three Months Ended March 31, 2022
	Convertible preferred stock		Common stock and capital in excess of par value		Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	—	$—	142,241	$352,881	$(203,202)	$149,679
Issuance of common stock upon exercise of stock options	—	—	565	524	—	524
Stock-based compensation expense	—	—	—	7,277	—	7,277
Net loss	—	—	—	—	(15,203)	(15,203)
Balance as of March 31, 2022	—	$—	142,806	$360,682	$(218,405)	$142,277

	Three Months Ended March 31, 2021
	Convertible preferred stock		Common stock and capital in excess of par value		Accumulated deficit	Total stockholders’ (deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	110,851	$201,531	17,948	$12,118	$(152,481)	$(140,363)
Issuance of common stock upon exercise of stock options	—	—	602	479	—	479
Stock-based compensation expense	—	—	—	908	—	908
Net loss	—	—	—	—	(12,446)	(12,446)
Balance as of March 31, 2021	110,851	$201,531	18,550	$13,505	$(164,927)	$(151,422)
The accompanying notes are an integral part of these condensed consolidated financial statements.

USERTESTING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(15,203)	$(12,446)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	365	373
Stock-based compensation expense	7,277	908
Provision for allowance for doubtful accounts	120	31
Amortization of costs capitalized to obtain revenue contracts	2,183	1,393
Changes in operating assets and liabilities:
Accounts receivable	1,686	261
Costs capitalized to obtain revenue contracts	(2,518)	(2,471)
Prepaid expenses and other assets	(5,490)	(2,524)
Accounts payable	609	578
Accrued liabilities	(8,382)	(2,580)
Contract liabilities	3,768	5,027
Other liabilities	76	615
Net cash used in operating activities	(15,509)	(10,835)
Cash flows from investing activities:
Purchase of property and equipment	(325)	(436)
Purchase of intangible assets	—	(150)
Net cash used in investing activities	(325)	(586)
Cash flows from financing activities:
Payment of offering costs	(102)	(1,088)
Payment of deferred purchase consideration	—	(1,766)
Proceeds from issuance of common stock upon exercise of stock options	524	479
Net cash provided by (used in) financing activities	422	(2,375)
Net decrease in cash and cash equivalents	(15,412)	(13,796)
Cash and cash equivalents, beginning of period	178,430	96,972
Cash and cash equivalents, end of period	$163,018	$83,176
Supplemental disclosures of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$12	$68
Offering costs in accrued liabilities	$—	$236
The accompanying notes are an integral part of these condensed consolidated financial statements.

USERTESTING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Business and Significant Accounting Policies
Description of Business
UserTesting, Inc. and its subsidiaries (together, UserTesting or the Company) provide developers, designers, and product managers access to a video-first, enterprise-grade software-as-a-service (SaaS) platform that enables organizations to see and hear the experiences of real people as they narrate their thoughts out loud while engaging with products, designs, apps, processes, concepts, and brands. The Company was incorporated in the state of California and commenced operations on May 30, 2007. In September 2021, the Company was reincorporated in the State of Delaware. Other than the change in corporate domicile, the reincorporation did not result in any change in the business, physical location, management, assets, liabilities, or total stockholders’ equity (deficit) of the Company, nor did it result in any change in location of the Company’s employees, including the Company's management. Additionally, the reincorporation did not alter any stockholder’s percentage ownership interest or number of shares owned in the Company. The Company is headquartered in San Francisco and has offices located in Atlanta, Sunnyvale, Norway and United Kingdom.
Fiscal Year
The Company’s fiscal year ends on December 31. References to fiscal 2021, for example, refer to the fiscal year ended December 31, 2021.
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) and applicable guidance for interim financial reporting. The condensed consolidated balance sheet as of December 31, 2021 included herein was derived from the audited financial statements as of that date, but, does not include all disclosures normally included in the complete financial statements prepared in accordance with U.S. GAAP. The accompanying condensed consolidated balance sheet as of March 31, 2022, and condensed consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows for the three months ended March 31, 2022 and 2021, and amounts relating to such interim periods included in the accompanying notes to the condensed consolidated financial statements are unaudited and certain information and note disclosures have been condensed or omitted pursuant to applicable guidance for interim financial reporting. The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements, and in management’s opinion, include all normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2022 and its results of operations and cash flows for the three months ended March 31, 2022 and 2021. The results for the three months ended March 31, 2022 are not necessarily indicative of the results expected for any future annual or interim period.
The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the Securities and Exchange Commission on March 4, 2022.
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of UserTesting, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Emerging Growth Company Status
The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the JOBS Act). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as those standards apply to private companies.
The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that the Company (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, the Company’s condensed consolidated financial statements may not be comparable

USERTESTING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
to financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards based on public company effective dates.
The Company will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the Company’s total annual gross revenue is at least $1.07 billion, (ii) the last day of the fiscal year following the fifth anniversary of the completion of the Company’s initial public offering (IPO), (iii) the date on which the Company issued more than $1.0 billion in non-convertible debt securities during the prior three-year period, or (iv) the date on which the Company becomes a large accelerated filer.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The Company bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. However, future events are subject to change and the estimates and judgments are subject to adjustment. Significant items subject to such estimates and assumptions include, but are not limited to, the estimated expected period of benefit for deferred contract acquisition costs, the determination of standalone selling price (SSP) for its performance obligations, the allowance for doubtful accounts, the useful lives of long-lived intangible assets, the value of the Company’s common stock prior to the IPO and other assumptions used to measure stock-based compensation, the fair value of assets acquired and liabilities assumed for business combinations, lease term and incremental borrowing rate for lease liabilities, and the valuation of deferred income tax assets and uncertain tax positions. Actual results could differ from those estimates.
COVID-19
In December 2019, an outbreak of COVID-19 was first identified and by March 2020, the World Health Organization declared COVID-19 a global pandemic. Governments and municipalities across the United States and the world have instituted measures to slow infection rates, including orders to shelter-in-place, travel restrictions, and mandated business closure. The global economic impacts of COVID-19, including any new variants, are significant and may continue to evolve, which may directly or indirectly impact our business, results of operations, cash flows, and financial condition depending on future developments that are highly uncertain and cannot be accurately predicted.
In response to the COVID-19 pandemic’s current situation, the Company offers a flexible hybrid working model which allows its employees to choose to either work remotely or in-person, with all in-person events remaining voluntary. The Company has experienced, and may continue to experience, a reduction in certain operating expenses as compared to expenses prior to COVID-19 pandemic, such as travel and entertainment, as it allows all in-person events to be voluntary. However, these savings were offset by other investments across the business, such that operating expenses were not materially impacted. In addition, the Company’s revenue generation has not been significantly affected by the COVID-19 pandemic, as the loss of certain existing customers and the inability of certain existing customers to make payments when due as a result of the adverse impact of COVID-19 on those customers’ businesses was generally offset by new customer acquisition. Driven by the acceleration of digital transformation initiatives in response to the COVID-19 pandemic, the Company believes some customers, including those customers with predominantly physical operations, turned to the Company’s platform to quickly build out or add sophistication to their digital customer experiences. Additionally, some new customers leveraged the Company’s platform to create a more seamless integration between their online and offline presence. Overall, there has not been a material impact to the Company’s business as a result of COVID-19.
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

USERTESTING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
No single customer accounted for more than 10% of accounts receivable as of March 31, 2022 and December 31, 2021. No single customer accounted for more than 10% of total revenue during the three months ended March 31, 2022 and 2021.
The Company relies on the technology, infrastructure, and software applications, including software-as-a-service offerings, of third parties in order to host or operate certain key products and functions of its business.
Comprehensive Loss
Comprehensive loss is comprised of net loss and other comprehensive income (loss). The Company has no components of other comprehensive income (loss). Therefore, net loss equals comprehensive loss for all periods presented and, accordingly, condensed consolidated statements of comprehensive loss is not presented in a separate statement.
Segment Information
The Company operates in one operating segment. An operating segment is defined as a component of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker, who is the Company’s Chief Executive Officer. The Company’s chief operating decision maker is responsible for allocating resources and evaluating the Company’s financial performance.
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

USERTESTING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
The following table presents the Company’s property and equipment, net of accumulated depreciation and amortization, by geographic region (in thousands):

	March 31, 2022	December 31, 2021
United States	$2,532	$2,738
United Kingdom	616	510
Rest of the world	19	9
Total property and equipment, net	$3,167	$3,257
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
The Company did not recognize any impairment charges during the three months ended March 31, 2022 and 2021.
Deferred Offering Costs
Prior to the completion of the IPO in November 2021, deferred offering costs, which mainly consist of direct incremental legal, accounting, and consulting fees relating to the IPO, were capitalized in “Other long-term assets”. Upon completion of the IPO, the deferred offering costs, net of a reimbursement received from underwriters, were reclassified into equity as a reduction against IPO proceeds.
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

USERTESTING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
•Determination of the transaction price;
•Allocation of the transaction price to the performance obligations in the contract; and
•Recognition of revenue when, or as, the Company satisfies a performance obligation.
Subscription Revenue
Subscription revenue primarily consists of subscription fees from customer agreements to access the Company’s platform, as well as additional support services. The Company’s customers do not have the ability to take possession of its software. The Company recognizes revenue for subscription fees and additional support services on a straight-line basis over the term of the contract beginning on the date access to the Company’s platform is granted, as the underlying service is a stand-ready performance obligation. Customers may also purchase incremental capacity to the Company’s platform, which is an additional stand-ready performance obligation satisfied and recognized as revenue over the remaining term of the applicable subscription. The Company views its performance obligation as a series of distinct services as the underlying subscription service is made available to the customer on a continuous basis over the contracted period of time, and that are substantially the same and have the same pattern of transfer to the customer. The Company has concluded that each distinct service is satisfied over time, specifically, given that the nature of its promise is not the actual delivery of a specified quantity of service but is rather providing a single service over a period of time. Customers who consume above their committed capacity will be invoiced for overages on a quarterly basis. The Company recognizes the overage fees as variable consideration. Revenue recognized as variable consideration was not material during the three months ended March 31, 2022 and 2021.
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

USERTESTING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Sales commissions paid upon the initial acquisition of a customer contract are amortized on a straight-line basis over an estimated period of benefit of four years, which is typically longer than the contractual term of the customer contract but reflects the estimated period of benefit. The Company estimates the period of benefit by taking into consideration the estimated customer life, and the technological life of its platform and related significant features. The Company has elected the practical expedient to expense renewal commissions in the period of booking if the period of amortization is one year or less, and it recognizes renewal commissions over the contract term for renewal contracts greater than one year. Sales commissions on renewal contracts are not considered commensurate with sales commissions on new revenue contracts. Amortization of capitalized contract acquisition costs is included in sales and marketing expense in the condensed consolidated statements of operations.
The Company periodically reviews these costs capitalized to obtain revenue contracts to determine whether events or changes in circumstances have occurred that could impact the recoverability of the asset. There were no impairment losses recorded during the three months ended March 31, 2022 and 2021.
Costs capitalized to obtain revenue contracts earned and capitalized during the three months ended March 31, 2022 and 2021 were $2.5 million in each period. Amortization expense for costs capitalized to obtain revenue contracts during the three months ended March 31, 2022 and 2021 was $2.2 million and $1.4 million, respectively.
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
Software Development Costs
Software development costs include costs to develop software to be used to meet internal needs and applications used to deliver the Company’s services. The Company capitalizes development costs related to these software applications once the preliminary project stage is complete and it is probable that the project will be completed and the software will be used to perform the function intended. Costs capitalized for developing such software applications were not material for the three months ended March 31, 2022 and 2021.
Research and Development
Research and development expenses primarily consist of personnel-related expenses, including stock-based compensation directly associated with the Company’s research and development employees, contractor costs related to third-party development, and allocated overhead. Research and development costs are expensed as incurred.
Advertising Costs
Advertising costs are expensed as incurred in sales and marketing expense in the condensed consolidated statements of operations and were $1.9 million and $1.4 million for the three months ended March 31, 2022 and 2021, respectively.

USERTESTING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Leases
The Company categorizes lease agreements at their inception as either operating or finance leases. Operating lease right-of-use (ROU) assets and related liabilities are included in “Operating lease right-of-use assets,” “Operating lease liabilities, current,” and “Operating lease liabilities, non-current” in the Company’s condensed consolidated balance sheets. The Company did not have any finance leases.
ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date, including credit premiums on its corporate borrowings, in determining the present value of lease payments. The operating lease ROU asset also includes any advance lease payments made and excludes lease incentives, where applicable. The Company’s lease terms may contain renewal and extension options of up to three years and early termination features. The Company does not include renewal or extension options or early termination features in its determination of the lease term to the extent they are not reasonably certain at lease commencement. Lease expense for lease payments to the extent they are fixed is recognized on a straight-line basis over the lease term. Variable lease payments are expensed as incurred and include certain non-lease components, such as maintenance and other services provided by the lessor to the extent the charges are variable.
The Company has elected to combine non-lease components with lease components for the purposes of calculating the ROU asset and liabilities, to the extent they are fixed. Non-lease components that are not fixed are expensed as incurred as variable lease costs. In addition, the Company does not recognize ROU assets and lease liabilities for short-term leases, which have a lease term of 12 months or less at the commencement of the lease.
In addition, the Company subleases its unoccupied facility to a third party. Such sublease has been classified as an operating lease. Any impairment to the associated ROU assets, leasehold improvements, or other assets as a result of a sublease is recognized in the period the sublease is executed and recorded in the condensed consolidated statements of operations. The Company recognizes sublease income on a straight-line basis over the sublease term.
Stock-Based Compensation
The Company has a stock incentive plan under which equity awards such as stock options, restricted stock awards (RSAs), and restricted stock units (RSUs) are granted to employees, directors, and/or consultants. Stock-based compensation expense related to equity awards is recognized based on the fair value of the awards on the date of grant. The fair value of each stock option is estimated on the grant date using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of subjective assumptions, including the fair value of the underlying common stock, risk-free interest rates, the expected term of the option, expected volatility, and expected dividend yield. The expected term of the stock options is based on the average period the stock options are expected to remain outstanding, calculated as the midpoint of the option’s vesting term and the contractual expiration period, as the Company did not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. The expected stock price volatility for the Company’s stock was determined by examining the historical volatilities of its industry peers as the Company did not have any trading history of its common stock. The risk-free interest rate was calculated using the average of the published interest rates of U.S. Treasury zero-coupon issues with maturities that approximate the expected term. The dividend yield assumption is zero as the Company has no history of, nor plans of, dividend payments. The fair value of each RSA and RSU is estimated based on the fair value of the Company’s common stock on the date of grant. The related stock-based compensation expense for time-based equity awards is recognized on a straight-line basis over the corresponding requisite service period of the awards, which is generally four years.
The Company also has a 2021 Employee Stock Purchase Plan (2021 ESPP) under which stock purchase rights are granted to employees. Stock-based compensation expense related to stock purchase rights under the 2021 ESPP is recognized based on the fair value of the awards on the date of grant. The fair value of each stock purchase right under the 2021 ESPP is estimated on the grant date using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of assumptions, including the fair value of the underlying common stock, risk-free interest rates, the applicable purchase periods within an offering period, expected volatility, and expected dividend yield. The related

USERTESTING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
stock-based compensation expense for stock purchase rights under the 2021 ESPP is recognized on a straight-line basis over the award’s requisite service period, which is an offering period.
The Company accounts for forfeitures as they occur.
Prior to the IPO, the fair value of the Company’s common stock underlying the awards was determined by the Company’s board of directors with input from management and third-party valuation specialists. The board of directors determined the fair value of the common stock by considering a number of objective and subjective factors including: the valuation of comparable companies, the Company’s operating and financial performance, the lack of liquidity of common stock, transactions in the Company’s common stock, and general and industry specific economic outlook, amongst other factors.
After the IPO, the Company uses the publicly quoted price as reported on the New York Stock Exchange as the fair value of its common stock.
In September 2021, the Company granted RSUs which vest based upon the satisfaction of both a service-based condition and a liquidity event-based condition. The service-based vesting condition for these awards is generally satisfied over four years. The liquidity event-based vesting condition is satisfied upon the occurrence of a qualifying event, which is generally defined as an underwritten initial public offering or a change in control transaction. The related stock-based compensation expense for these awards is recognized using an accelerated attribution method from the time it is deemed probable that the liquidity event-based vesting condition will be met through the time the service-based vesting condition has been achieved. The Company began recognizing stock-based compensation expense for these RSUs in November 2021 when the liquidity event-based vesting condition applicable to these RSUs was satisfied upon the effectiveness of the Company’s IPO.
Foreign Currency
The functional currency of the Company’s foreign subsidiaries is the U.S. Dollar (USD). Monetary assets and liabilities are remeasured using foreign currency exchange rates at the end of the period, and non-monetary assets and liabilities are remeasured based on historical exchange rates. Gains and losses due to foreign currency are the result of either the remeasurement of subsidiary balances or transactions denominated in currencies other than the foreign subsidiaries’ functional currency and are included in other income, net in the Company’s condensed consolidated statements of operations.
Income Taxes
The Company uses the asset and liability method of accounting for income taxes, in which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the condensed consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company measures deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be reversed. The Company recognizes the effect on deferred tax assets and liabilities of a change in tax rates as income and expense in the period that includes the enactment date. A valuation allowance is established if it is more likely than not that all or a portion of the deferred tax asset will not be realized. In determining the need for a valuation allowance, the Company considers future growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which the Company operates, historical earnings and losses carryforward periods, and prudent and feasible tax planning strategies, as applicable.
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

USERTESTING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
income taxes paid is subject to examination by U.S. federal, state, and foreign tax authorities. To the extent the assessment of such tax position changes, the Company records the change in estimate in the period in which the determination is made.
Net Loss Per Share
Prior to the automatic conversion of all the shares of the Company’s outstanding convertible preferred stock into shares of common stock upon the closing of the Company’s IPO, holders of the Company’s common stock were not entitled to dividends until declared dividends to holders of the Company’s convertible preferred stock have been paid. The Company was required to use the two-class method of calculating earnings per share. The two-class method requires that earnings per share be calculated separately for each class of security. As the Company incurred losses during the periods presented, the Company used the methods described below to calculate net loss per share.
The Company calculates basic net loss per share by dividing net loss attributable to common stockholders by the weighted-average number of the Company’s shares of common stock outstanding during the respective period. Net loss attributable to common stockholders is net loss minus convertible preferred stock dividends declared, of which there were none during the periods presented.
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
Recently Adopted Accounting Standards
In August 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by this new guidance. This new guidance is effective for the Company for its fiscal year beginning January 1, 2022 and may be adopted either prospectively or retrospectively to all implementation costs incurred after the date of adoption. The Company adopted this guidance effective January 1, 2022, and the adoption did not have a material impact on its condensed consolidated financial statements.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by eliminating some exceptions to the general approach in ASC 740, Income Taxes in order to reduce cost and complexity of its application. This new guidance is effective for the Company for its fiscal year beginning January 1, 2022 and interim periods within its fiscal year beginning January 1, 2023, and early adoption is permitted. Most amendments within this guidance are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company adopted this guidance effective January 1, 2022, and the adoption did not have a material impact on its condensed consolidated financial statements.
Recently Issued Accounting Standards Not Yet Adopted
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments Topic 326: Credit Losses Measurement of Credit Losses on Financial Instruments (Topic 326), which requires an entity to utilize a new impairment model known as the current expected credit loss (CECL) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. This guidance also requires new disclosures for financial assets measured at amortized cost, loans, and available-for-sale debt securities. Entities will apply the standard’s provisions as a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. Topic 326 is effective for the Company for its fiscal year beginning January 1, 2023. The Company does not expect the adoption of this standard will have a material impact on its condensed consolidated financial statements.

USERTESTING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2. Revenue
Contract Balances
The Company receives payments from customers based on a billing schedule as established in its customer contracts. Accounts receivable are recorded when the Company contractually has the right to consideration. There were no impairment losses recorded during the three months ended March 31, 2022 and 2021.
Contract liabilities consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Deferred revenue	$88,028	$84,494
Customer deposits	6,692	6,458
Contract liabilities	$94,720	$90,952
Deferred revenue represents billings under noncancellable contracts that have been invoiced in advance of revenue recognition, and the balance is recognized as revenue when transfer of control to customers has occurred or services have been provided. Customer deposits consist of billings for anticipated revenue generating activities in advance of the start of the contractual term or for the portion of a contract term that is subject to cancellation and refund. Revenue is deferred when the Company has the right to invoice in advance of performance under a customer contract. The current portion of deferred revenue and customer deposits are recognized during the following 12-month period, provided the customers with cancellable contracts do not invoke their termination rights. As of March 31, 2022 and December 31, 2021, the Company’s contract liabilities were $94.7 million and $91.0 million, respectively. The amount of revenue recognized during the three months ended March 31, 2022 and 2021 that was included in contract liabilities at the beginning of each period was $38.4 million and $25.4 million, respectively.
Remaining Performance Obligations
The terms of the Company’s subscription agreements are primarily annual and, to a lesser extent, multi-year. The Company's subscription agreements are generally noncancellable. Revenue allocated to remaining performance obligations represents noncancellable contracted revenue that has not yet been recognized and includes deferred revenue and unbilled amounts that will be recognized as revenue in future periods. Unbilled portions of the remaining performance obligation denominated in foreign currencies are revalued each period based on the period end exchange rates. Cancellable remaining performance obligations, which includes customer deposits, are not included in our remaining performance obligation disclosure. As of March 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $113.3 million. As of March 31, 2022, the Company expects to recognize the significant majority of its remaining performance obligations as revenue over the subsequent twelve months, and the remainder over 24 months. The remaining performance obligations exclude customer deposits and unbilled amounts of cancellable contracted revenue of $6.7 million as of March 31, 2022.
Disaggregation of Revenue
The following table sets forth revenue by geographic area for the periods presented:

	Three Months Ended March 31,
	2022		2021
	(in thousands)	%	(in thousands)	%

United States	$36,749	80%	$25,936	83%
International	9,103	20	5,254	17
Total revenue	$45,852	100%	$31,190	100%
No single country other than the United States represented 10% or more of the Company’s revenue during the three months ended March 31, 2022 and 2021.

USERTESTING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
3. Fair Value Measurements
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
The Company’s investment portfolio consists of money market funds of $14.8 million and $33.6 million as of March 31, 2022 and December 31, 2021, respectively, which are carried at fair value. The Company has determined the carrying value to be equal to the fair value and has classified these investments as Level 1 financial instruments. There were no transfers in or out of Level 3 during the periods presented.
4. Consolidated Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Computer, equipment, and software	$2,668	$2,632
Furniture and fixtures	375	357
Leasehold improvements	1,971	1,822
Property and equipment, gross	5,014	4,811
Less: accumulated depreciation	(1,847)	(1,554)
Property and equipment, net	$3,167	$3,257
Depreciation expense was $0.3 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Sales tax payable	$408	$5,528
Accrued compensation and benefits	5,132	7,218
Accrued tax liabilities	2,323	2,805
ESPP liability	1,748	466
Others	3,675	5,782
Accrued expenses and other current liabilities	$13,286	$21,799
The Company is subject to indirect taxation in some, but not all, of the various U.S. states and foreign jurisdictions in which it conducts business. Therefore, the Company has an obligation to charge, collect, and remit Value Added Tax or Goods and Services Tax in connection with certain of its foreign sales transactions and sales and use tax in connection with eligible sales to subscribers in certain U.S. states. In addition, on June 21, 2018, the U.S. Supreme Court overturned the physical presence nexus standard and held that states can require remote sellers to collect sales and use tax. As a result of this ruling and given the scope of the Company’s operations, taxing authorities continue to provide regulations that increase the complexity and risks to comply with such laws and could result in substantial liabilities, prospectively as well as retrospectively. The Company was at various stages of negotiations or pursuit of favorable rulings with the respective taxing authorities regarding these liabilities as of December 31, 2021. Based on the information available, the Company continued to evaluate and assess the jurisdictions in which an indirect tax nexus exists and believed that the indirect tax liabilities are adequate and reasonable. However, due to the complexity and uncertainty around the application of these rules by taxing authorities, results may vary materially from the Company’s expectations. The Company recorded its best

USERTESTING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
estimate of the liability (including related penalties and interest) of $4.7 million as of December 31, 2021, which is included in sales tax payable above. During 2021, the Company was accepted into the voluntary disclosure agreement (VDA) process in certain jurisdictions. As a result, the estimated liability as of March 31, 2022 and December 31, 2021 is net of the reversal of sales and use tax accruals including related penalties and interest of $2.9 million in the first quarter of 2022 and $4.1 million in the fiscal year ended December 31, 2021, pursuant to the respective arrangements. There was no such estimated liability as of March 31, 2022.
5. Goodwill and Intangible Assets, Net
Goodwill
As of March 31, 2022 and December 31, 2021, goodwill was $8.8 million. Goodwill represents the excess of the purchase price over the fair value of net assets acquired from Teston AS in 2020. Goodwill amounts are not amortized but are rather tested for impairment at least annually during the fourth quarter or more frequently if events or changes in circumstances indicate that goodwill may be impaired.
Intangible Assets, Net
Intangible assets, net consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Developed technology	$1,888	$1,888
Customer relationships	500	500
Other intangible assets	650	650
Intangible assets, gross	3,038	3,038
Less: accumulated amortization
Developed technology	(1,312)	(1,248)
Customer relationships	(500)	(500)
Other intangible assets	(650)	(650)
Intangible assets, net	$576	$640
Amortization expense of intangible assets was $0.1 million and $0.3 million for the three months ended March 31, 2022 and 2021, respectively.
6. Debt
Revolving Line of Credit
On June 18, 2021, the Company entered into a Fifth Loan and Security Modification Agreement with a lender, which provides the Company with the ability to borrow up to $5.5 million, maturing on June 18, 2024, and which accrues interest at a per annum rate equal to the greater of 3.25% and prime rate as reported in The Wall Street Journal or such other rate of interest publicly announced from time to time by the lender as its prime rate (3.25% at each of March 31, 2022 and December 31, 2021). The credit facility is secured by a security interest on substantially all the Company’s assets and is subject to certain financial covenants. The Company may use the proceeds of future borrowings under the credit facility for general corporate purposes which may include, without limitation, financing the consideration for and fees, costs and expenses related to an acquisition. Pursuant to this agreement, the Company is required to maintain at all times unrestricted cash with the lender in an amount equal to at least $5.5 million.
As of March 31, 2022 and December 31, 2021, the Company had no outstanding borrowings pursuant to the above credit facility and was in compliance with the above agreement with the lender.

USERTESTING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
7. Commitments and Contingencies
Operating Leases
The Company leases its office facilities in the United States and the United Kingdom under non-cancellable agreements that expire at various dates through August 2025.
Total operating lease costs were $1.5 million and $1.6 million, excluding short-term lease costs, variable lease costs, and sublease income, each of which were immaterial, for the three months ended March 31, 2022 and 2021, respectively.
Supplemental cash flow information related to leases were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,510	$1,142
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	—	292
The weighted-average remaining lease term and discount rate for the Company’s operating leases were as follows:

	March 31, 2022	December 31, 2021
Weighted-average remaining lease term	3.1 years	3.3 years
Weighted-average discount rate	5.8%	5.8%
The total remaining lease payments under non-cancelable operating leases as of March 31, 2022 were as follows (in thousands):

Remainder of 2022	$4,615
2023	5,624
2024	5,014
2025	3,302
Total undiscounted lease payments	18,555
Less imputed interest	(1,582)
Present value of operating lease liabilities	$16,973
Other Contractual Commitments
The Company’s other contractual commitments relate mainly to third-party cloud infrastructure agreements and online services agreements. There were no material contractual obligations that were entered into during the three months ended March 31, 2022 that were outside the ordinary course of business.
Warranties, Indemnification, and Contingencies
The Company enters into service level agreements with customers which warrant defined levels of uptime and support response times and permit those customers to receive credits for prepaid amounts in the event that those performance and response levels are not met. To date, the Company has not experienced any significant failures to meet defined levels of performance and response. In connection with the service level agreements, the Company has not incurred any significant costs and has not accrued any liabilities in the condensed consolidated financial statements.
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

USERTESTING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
8. Stockholders’ Equity and Equity Incentive Plan
Common Stock and Preferred Stock
In connection with the Company’s IPO in November 2021, the Company’s Restated Certificate of Incorporation became effective, which authorized the issuance of 2,000,000,000 shares of common stock with a par value of $0.0001 per share and 10,000,000 shares of preferred stock with a par value of $0.0001 per share.
The Company had the following shares of common stock reserved for future issuance (in thousands):

	March 31, 2022	December 31, 2021
Outstanding stock awards to purchase common stock	25,702	25,181
Stock awards available for future grants	22,179	16,154
Shares available for issuance under ESPP	4,522	3,100
	52,403	44,435
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

USERTESTING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
As of March 31, 2022 and December 31, 2021, 22,179,477 and 16,153,747 shares of common stock have been reserved for issuance under the 2021 Plan, respectively.
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
As of March 31, 2022, 3,100,000 shares of common stock have been reserved for issuance under the ESPP.
The following table summarizes the stock option activity during the three months ended March 31, 2022 (in thousands, except per share data):

	Options Outstanding
	Outstanding Stock options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2021	22,690	$1.71	7.56	$153,883
Exercised	(565)	0.93		4,387
Forfeited	(242)	3.29
Expired	(8)	1.54
Balance as of March 31, 2022	21,875	1.71	7.35	197,534
Vested and exercisable:
March 31, 2022	13,144	$1.10	6.66	$126,108
December 31, 2021	11,917	$0.96	6.66	$88,893
No options were granted during the three months ended March 31, 2022. The weighted-average grant date fair value of options granted during the three months ended March 31, 2021 was $2.09.

USERTESTING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the RSU activity during the three months ended March 31, 2022 (in thousands, except per share data):

	Restricted Stock Units
	Number of Shares	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2021	2,491	$16.11
Granted	1,415	9.45
Forfeited	(79)	11.36
Balance as of March 31, 2022	3,827	13.75
There was no RSA activity during the three months ended March 31, 2022.
In 2021, the Company began granting RSUs to its employees and directors. These RSUs generally vest upon the satisfaction of a service-based vesting condition with a vesting period of generally four years. In September 2021, the Company granted RSUs settleable for 2,490,942 shares of its common stock with a weighted average grant date fair value of $16.11 per share, which will vest based upon the satisfaction of both a service-based condition and a liquidity event-based condition. The Company recognized compensation expense for these RSUs using an accelerated attribution method beginning in November 2021 when the liquidity event-based vesting condition applicable to these RSUs was satisfied upon the effectiveness of the Company’s IPO. The Company recognized stock-based compensation expense of $4.7 million associated with these RSUs for the three months ended March 31, 2022.
Stock-Based Compensation
The assumptions used under the Black-Scholes option pricing model to calculate the estimated fair value of stock options granted to employees are as follows:

	Three Months Ended March 31,
	2022	2021
Fair value of common stock	*	$3.88
Risk-free interest rate	*	0.95% — 1.01%
Expected term (years)	*	5.73 — 6.05
Expected volatility	*	54.04% — 54.50%
Expected dividend yield	*	None
____________
* No stock options were granted during the three months ended March 31, 2022.
The total stock-based compensation expense by line item in the accompanying condensed consolidated statements of operations is summarized as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenue:
Subscription	$125	$8
Professional services	184	36
Operating expenses:
Sales and marketing	2,664	300
Research and development	1,306	161
General and administrative	2,998	403
Total stock-based compensation expense	$7,277	$908
As of March 31, 2022, the unrecognized stock-based compensation expense related to outstanding unvested stock options was $17.3 million, which is expected to be recognized over a weighted-average period of 2.9 years.

USERTESTING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of March 31, 2022, unrecognized stock-based compensation expense related to outstanding RSUs was $42.0 million which is expected to be recognized over the remaining weighted-average vesting period of approximately 2.7 years.
As of March 31, 2022, unrecognized stock-based compensation expense related to outstanding stock purchase rights granted under the ESPP was $1.9 million which is expected to be recognized over 1.6 years.
9. Income Taxes
The Company’s quarterly tax provision is based upon an estimated annual effective tax rate. The Company’s provision for income taxes has not been historically significant to the business as the Company has incurred operating losses to date. The provision for income taxes consists primarily of state taxes and foreign taxes in jurisdictions in which the Company conducts business.
The Company’s provision for income taxes was $0.1 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively, with an effective tax rate of (0.6)% and (0.9)% for the three months ended March 31, 2022 and 2021, respectively. The effective tax rate differs from the U.S. statutory tax rate primarily due to the valuation allowance on the Company’s U.S. deferred tax assets.
The Company maintains a full valuation allowance against its U.S. deferred tax assets as of March 31, 2022. It regularly assesses the need for a valuation allowance against its net deferred tax assets. In making that assessment, the Company considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. Due to cumulative losses over recent years and based on all available evidence, the Company has determined that it is more likely than not that its U.S. deferred tax assets will not be realized as of March 31, 2022.
The Company has elected to record taxes associated with its Global Intangible Low-Taxed Income as period costs if and when incurred.
10. Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except share and per share data):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss attributable to common stockholders, basic and diluted	$(15,203)	$(12,446)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	142,487	18,088
Net loss per share attributable to common stockholders, basic and diluted	$(0.11)	$(0.69)
The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows (in thousands):

	March 31,
	2022	2021
Convertible preferred shares	—	110,851
Options and RSUs issued and outstanding	25,702	22,569
Total antidilutive securities	25,702	133,420
For each of the periods presented where the Company reported a net loss, the effect of all potentially dilutive securities would be antidilutive, and as a result diluted net loss per common share is the same as basic net loss per common share.

USERTESTING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
11. Employee Benefit Plans
The Company maintains a retirement savings plan, established pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the Code). Participants may contribute up to applicable annual Code limits. The plan allows the Company to make matching contributions to eligible participants. The Company provided a matching contribution up to 4% of eligible participants’ compensation for the three months ended March 31, 2022 and 2021. The plan provides for automatic salary deferrals of 5% of compensation each year. Participants are permitted to change their salary deferral percentage and waive the automatic deferral provision. All participants’ deferrals, rollovers and matching contributions are 100% vested when contributed. The Company recognized $1.0 million and $0.8 million in expenses related to the 401(k) match for the three months ended March 31, 2022 and 2021, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such difference include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” in Part II, Item IA of this Quarterly Report on Form 10-Q.
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
We generate revenue primarily from the sale of subscriptions to our platform, which accounted for over 90% of our total revenue during each of the three months ended March 31, 2022 and 2021. Our subscription plan includes access to our platform including customer support. The substantial majority of our subscriptions are for a one year, non-cancelable term, with some large, multi-year subscriptions ranging up to three years and some small, short-term subscriptions of less than one year. Our contracts are typically billed annually in advance and we generally recognize subscription revenue ratably over the contract term.
We also generate revenue from professional services. Our professional services include research studies, training services, and strategy workshops. Professional services revenue comprised less than 10% of our total revenue during each of the three months ended March 31, 2022 and 2021.
We offer two primary subscription pricing plans – a seat-based subscription plan and a flex-based subscription plan. Each pricing plan provides platform access to our customers for the duration of the contract term and revenue is recognized ratably. Within each pricing plan, we offer specific editions based on varying levels of tools, features, and functionality.
Our seat-based subscription pricing plan varies depending on the platform edition and the number and type of seats. It provides an additional pricing option to our customers. Our pricing plans are structured to further facilitate expansion within our customers’ organizations, including making it easier for our customers to add additional users and use cases. Customers utilizing the flex-based subscription pricing plan typically enter into an annual contract that covers access to the platform and the pricing is based on expected annual committed utilization of the platform’s features. Customers who exceed their contractual limits are able to purchase either additional committed usage or on demand usage. The pricing plan and related utilization is determined based on the activity the customer processes within the platform, including the number and type of Customer Experience Narratives (CxNs) generated, and type of audience targeting used.
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
We have achieved significant growth in recent periods. Our total revenue for the three months ended March 31, 2022 and 2021 was $45.9 million and $31.2 million, respectively, representing period-over-period growth of 47%. As we have grown our business, we have made significant investments in sales and marketing and research and development. As a result, for the three months ended March 31, 2022 and 2021, our net loss was $15.2 million and $12.4 million, respectively.

Initial Public Offering
In November 2021, we completed our IPO in which we issued and sold 10,000,000 shares of our common stock at a public offering price of $14.00 per share, resulting in net proceeds of $124.1 million after deducting underwriting discounts and commissions of $9.8 million and offering costs of $6.1 million. We incurred offering expenses, net of a reimbursement received from underwriters, of approximately $6.2 million in connection with the IPO, of which $0.1 million was paid in the first quarter of 2022. In connection with the IPO, all the shares of outstanding convertible preferred stock were automatically converted into an equivalent number of shares of common stock.
Key Factors Affecting Our Performance
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
Expanding Within Existing Customers Across Core and New Functional Teams
We are focused on driving value, additional adoption, and growth within existing customers using our land-and-expand model. Our platform’s use cases are continuing to expand as customers continue to see value from human insight, which drives adoption across multiple teams.
Continuing to Grow Internationally
To further our international strategy and focus, we have sales offices in Edinburgh, Scotland covering the Europe, Middle East, and Africa (EMEA) region and Singapore covering the Asia-Pacific (APAC) region. During the three months ended March 31, 2022, approximately 20% of our total revenue came from customers outside the United States. International revenue for the three months ended March 31, 2022 increased approximately 73% compared to the prior year period. We believe international expansion will be a key growth driver for our business.
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
Customers

	March 31, 2022	December 31, 2021	March 31, 2021
Total Customers(1)	2,500	2,350	1,850
Large Customers	335	305	216
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
Net Dollar-based Retention Rate

	March 31, 2022	December 31, 2021	March 31, 2021
Net Dollar-based Retention Rate	117%	118%	117%
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
The following table sets forth our calculated billings and growth rate, and provides a reconciliation of revenue to calculated billings, for the periods presented:

	Three Months Ended March 31,
	2022	2021
	(in thousands, except percentages)
Revenue	$45,852	$31,190
Increase in contract liabilities	3,768	5,027
Calculated billings (non-GAAP)	$49,620	$36,217
Calculated billings growth rate	37%	38%
Our use of calculated billings has certain limitations as an analytical tool and should not be considered in isolation or as a substitute for revenue or an analysis of our results as reported under GAAP. Calculated billings are recognized when a customer is invoiced, while the related revenue is generally recognized ratably over the subscription term. Calculated billings are affected by seasonality in terms of when we enter into agreements with customers and the mix of billings in each reporting period as we typically invoice customers annually in advance, and to a lesser extent quarterly in advance. Therefore, fluctuations in billings should not be taken as an indication of changes in future revenue. Also, other companies, including companies in our industry, may not use calculated billings, may calculate billings differently, may have different billing frequencies, or may use other financial measures to evaluate their performance, all of which could reduce the usefulness of calculated billings as a comparative measure.
Impact of COVID-19 to our Business
In December 2019, an outbreak of COVID-19 was first identified and by March 2020, the World Health Organization declared COVID-19 a global pandemic. Governments and municipalities across the United States and the world have instituted measures to slow infection rates, including orders to shelter-in-place, travel restrictions, and mandated business closure. The global economic impacts of the COVID-19 pandemic, including any new variants, are significant and may continue to evolve, as exhibited by, among other things, a rise in unemployment, changes in consumer behavior, and market volatility.
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
The extent of the impact of COVID-19 on our business and financial performance may be influenced by a number of factors, many of which we cannot control, including the duration and spread of the pandemic, future spikes of COVID-19 infections resulting in additional preventive measures, the severity of the economic decline attributable to the pandemic, the timing and nature of a potential economic recovery, and the impact on our customers and our sales cycles. See Part II, Item IA, “Risk Factors” of this Quarterly Report on Form 10-Q for additional information.
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
Other Expense, Net
Other expense, net consists primarily of miscellaneous non-operational income and expense, including grant money received from a grant agreement as well as sublease income.
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

Results of Operations
The following tables set forth selected condensed consolidated statements of operations data for each of the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Revenue:
Subscription	$43,213	$28,682
Professional services	2,639	2,508
Total revenue	45,852	31,190
Cost of revenue(1)(2):
Subscription	7,617	6,617
Professional services	2,182	2,085
Total cost of revenue	9,799	8,702
Gross profit	36,053	22,488
Operating expenses(1)(2):
Sales and marketing	30,069	18,593
Research and development	11,080	9,769
General and administrative	9,945	6,351
Total operating expenses	51,094	34,713
Loss from operations	(15,041)	(12,225)
Interest income, net	12	40
Other expense, net	(80)	(152)
Loss before provision for income taxes	(15,109)	(12,337)
Provision for income taxes	94	109
Net loss	$(15,203)	$(12,446)
_______________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Cost of revenue:
Subscription	$125	$8
Professional services	184	36
Operating expenses:
Sales and marketing	2,664	300
Research and development	1,306	161
General and administrative	2,998	403
Total stock-based compensation expense	$7,277	$908
In September 2021, we granted RSUs to our employees which will vest based upon the satisfaction of both service-based and liquidity event-based vesting conditions. We recognize stock-based compensation expense associated with these RSUs, using an accelerated attribution method, beginning in November 2021, as the liquidity event-based vesting condition applicable to these RSUs was satisfied upon the effectiveness of our IPO in November 2021. We recognized stock-based compensation expense of $4.7 million associated with these RSUs for the three months ended March 31, 2022.

(2)Includes amortization of acquired intangible assets as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Cost of revenue:
Subscription	$21	$162
Operating expenses:
Sales and marketing	—	48
Research and development	43	41
General and administrative	—	—
Total amortization of acquired intangible assets	$64	$251
The following table sets forth selected condensed consolidated statements of operations data expressed as a percentage of revenue for each of the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(as a percentage of revenue)
Revenue:
Subscription	94%	92%
Professional services	6	8
Total revenue	100	100
Cost of revenue:
Subscription	17	21
Professional services	4	7
Total cost of revenue	21	28
Gross profit	79	72
Operating expenses:
Sales and marketing	66	60
Research and development	24	31
General and administrative	22	20
Total operating expenses	112	111
Loss from operations	(33)	(39)
Interest income, net	—	—
Other expense, net	—	(1)
Loss before provision for income taxes	(33)	(40)
Provision for income taxes	—	—
Net loss	(33)%	(40)%
Comparison of the Three Months Ended March 31, 2022 and 2021
Revenue

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Subscription	$43,213	$28,682	$14,531	51%
Professional services	2,639	2,508	131	5%
Total revenue	$45,852	$31,190	$14,662	47%

Total revenue for the three months ended March 31, 2022 increased by $14.7 million, or 47%, as compared to the three months ended March 31, 2021 primarily due to the increase in subscription revenue described below.
Subscription revenue for the three months ended March 31, 2022 increased by $14.5 million, or 51%, as compared to the three months ended March 31, 2021. The increase was primarily due to net growth with existing customers, as reflected in our net revenue dollar-based retention rate of 117%, and sales to new customers as reflected by the increase in our total customers to 2,500 as of March 31, 2022 compared to 1,850 as of March 31, 2021. The increase in subscription revenue was also impacted by the sales tax adjustments that resulted in a $1.3 million net increase in subscription revenue for the three months ended March 31, 2022 primarily due to the favorable resolution of potential sales tax liabilities. Excluding the $1.3 million favorable sales tax adjustments, subscription revenue would have been $41.9 million for the three months ended March 31, 2022, up 46% as compared to $28.7 million for the three months ended March 31, 2021. See Note 4 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details regarding the sales tax reversal.
Professional services revenue for the three months ended March 31, 2022 remained relatively flat as compared to the three months ended March 31, 2021. The slight increase of $0.1 million, or 5%, was primarily due to the amount of professional services engagements sold and the timing of the performance of those services as more customers requested to have services completed in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.
Cost of Revenue

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Subscription	$7,617	$6,617	$1,000	15%
Professional services	2,182	2,085	97	5%
Cost of revenue	9,799	8,702	1,097	13%
Gross Profit	$36,053	$22,488	$13,565	60%
Gross Margin:
Subscription	82%	77%
Professional Services	17%	17%
Total gross margin	79%	72%
Cost of revenue for the three months ended March 31, 2022 increased by $1.1 million, or 13%, as compared to the three months ended March 31, 2021, primarily due to the increase in subscription cost of revenue described below.
Subscription cost of revenue for the three months ended March 31, 2022 increased by $1.0 million, or 15%, as compared to the three months ended March 31, 2021, primarily driven by increased personnel-related costs of $1.0 million, and increased payments to contributors of $0.1 million as a result of increased usage of our platform, partially offset by decreased amortization of intangible assets of $0.1 million.
Professional services cost of revenue for the three months ended March 31, 2022 remained relatively flat as compared to the three months ended March 31, 2021.
Operating Expenses
Sales and Marketing

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$30,069	$18,593	$11,476	62%
Percentage of revenue	66%	60%		6%

Sales and marketing expenses for the three months ended March 31, 2022 increased by $11.5 million, or 62%, as compared to the three months ended March 31, 2021. The increase in sales and marketing expenses was primarily attributable to an increase in personnel-related expenses of $9.6 million due to increased headcount, from 268 as of March 31, 2021 to 424 as of March 31, 2022, to support the growth in our sales force and customer success organization, and partly due to the recognition of $1.6 million in stock-based compensation expense using an accelerated attribution method for RSUs granted prior to our IPO, as the liquidity event-based vesting condition applicable to such RSUs was satisfied upon the effectiveness of our IPO in November 2021. The remaining increase in sales and marketing expenses was mainly attributed to an increase in non-personnel costs in demand generation, branding, and product awareness of $0.5 million, as well as an increase in office expenses of $0.5 million, and an increase in professional and outside services of $0.3 million to support our sales and marketing team.
Research and Development

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Research and development	$11,080	$9,769	$1,311	13%
Percentage of revenue	24%	31%		(7)%
Research and development expenses for the three months ended March 31, 2022 increased by $1.3 million, or 13%, as compared to the three months ended March 31, 2021. The increase in research and development expenses was primarily attributable to an increase of $1.7 million in personnel-related expenses due to increased headcount for the development of our platform, from 148 as of March 31, 2021 to 190 as of March 31, 2022, and partly due to the recognition of $0.8 million in stock-based compensation expense using an accelerated attribution method for RSUs granted prior to our IPO, as the liquidity event-based vesting condition applicable to such RSUs was satisfied upon the effectiveness of our IPO in November 2021. The increase was partially offset by a $0.5 million decrease in professional and outside services used to support our research and maintain our platform and infrastructure.
General and Administrative

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$9,945	$6,351	$3,594	57%
Percentage of revenue	22%	20%		2%
General and administrative expenses for the three months ended March 31, 2022 increased by $3.6 million, or 57%, as compared to the three months ended March 31, 2021. The increase in general and administrative expenses was primarily attributable to an increase of $3.2 million in personnel-related expenses due to increased headcount, from 68 as of March 31, 2021 to 76 as of March 31, 2022, to support the growth of our business, and partly due to the recognition of $2.1 million in stock-based compensation expense using an accelerated attribution method for RSUs granted prior to our IPO, as the liquidity event-based vesting condition applicable to such RSUs was satisfied upon the effectiveness of our IPO in November 2021. The remaining increase in general and administrative expenses was mainly due to a $1.2 million increase in office expenses and a $0.4 million increase in professional and outside services to support our overall business growth. The increase was partially offset by a $1.2 million reversal of sales and use tax accruals including related penalties and interest, previously recognized as general and administrative expense. See Note 4 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details regarding the sales tax reversal.
Non-GAAP Financial Measures
In addition to our results determined in accordance with GAAP and calculated billings, a non-GAAP financial measure which is described above, we use the following non-GAAP financial measures to evaluate our operating performance and for forecasting purposes: non-GAAP gross profit and gross margin, non-GAAP net loss and net loss margin, and free cash flow. We believe these non-GAAP financial measures may be helpful to investors because they provide consistency and comparability with past financial performance.

Non-GAAP financial measures have limitations in their usefulness to investors and should not be considered in isolation or as substitutes for financial information presented under GAAP. Non-GAAP financial measures have no standardized meaning prescribed by GAAP and are not prepared under any comprehensive set of accounting rules or principles. In addition, other companies, including companies in our industry, may calculate similarly titled non-GAAP financial measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures as tools for comparison. As a result, our non-GAAP financial measures are presented for supplemental informational purposes only. The following tables present certain non-GAAP financial measures for each period presented:
Non-GAAP Gross Profit and Gross Margin

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
GAAP gross profit	$36,053	$22,488
GAAP gross margin	79%	72%
Adjustments:
Stock-based compensation expense	309	44
Amortization of intangible assets	21	162
Non-GAAP gross profit	$36,383	$22,694
Non-GAAP gross margin	79%	73%
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
Non-GAAP Operating Loss and Operating Loss Margin

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
GAAP operating loss	$(15,041)	$(12,225)
GAAP operating loss margin	(33)%	(39)%
Adjustments:
Stock-based compensation expense	7,277	908
Amortization of intangible assets	64	251
Reversal of sales and use tax accruals, penalties and interest	(1,157)	—
Non-GAAP operating loss	$(8,857)	$(11,066)
Non-GAAP operating loss margin	(19)%	(35)%
We define non-GAAP operating loss as operating loss excluding stock-based compensation expense, amortization of certain acquired intangible assets, and reductions to general and administrative expenses relating to reversals of sales and use tax accruals and related penalties and interest (as described in Note 4 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). We use non-GAAP operating loss as a key performance measure because we believe it facilitates operating performance comparisons from period to period by excluding potential differences primarily caused by the impact of stock-based compensation expense, the impact of amortization of intangible assets, and the reversals of prior sales and use tax accruals and related penalties and interest. Non-GAAP operating loss margin is calculated as non-GAAP operating loss divided by total revenue. We use non-GAAP operating loss and non-GAAP operating loss margin in conjunction with traditional GAAP measures to evaluate our financial performance. We plan to continue to invest in growth and expansion, which could impact our non-GAAP operating loss and non-GAAP operating loss margin.

Free Cash Flow

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
Net cash used in operating activities	$(15,509)	$(10,835)
Add: Purchases of property and equipment	(325)	(436)
Free cash flow	$(15,834)	$(11,271)
Free cash flow margin	(35)%	(36)%
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
Liquidity and Capital Resources
As of March 31, 2022 and December 31, 2021, our principal sources of liquidity were cash and cash equivalents of $163.0 million and $178.4 million, respectively, which were held for working capital purposes. Our cash and cash equivalents primarily consist of cash deposited in money market or holding accounts with financial institutions.
Since our inception, we have financed our operations primarily through proceeds received from sales of equity securities and payments from our customers. In November 2021, we completed our IPO in which we issued and sold 10,000,000 shares of our common stock at a public offering price of $14.00 per share, resulting in net proceeds of $124.1 million after deducting underwriting discounts and commissions of $9.8 million and offering costs of $6.1 million. Additionally, as of March 31, 2022, we had a revolving line of credit to obtain up to $5.5 million in debt financing. As of March 31, 2022 and December 31, 2021, we had no outstanding borrowings under our revolving line of credit. Our principal uses of cash in recent periods have been to fund our operations, invest in research and development, and to purchase investments.
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
There were no material changes outside of the ordinary course of business in our commitments and contractual obligations for the three months ended March 31, 2022 from the commitments and contractual obligations disclosed in the section titled “Management's Discussion and Analysis of Financial Condition and Results of Operations,” set forth in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 4, 2022.
We anticipate satisfying our short-term cash requirements with our existing cash and cash equivalents, and may satisfy our long-term cash requirements with our existing cash and cash equivalents, cash received from customers or with proceeds from future equity or debt financings. The sale of additional equity would result in additional dilution to our stockholders. The occurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. In the event that additional financing is needed from outside sources, we may not be able to raise the necessary capital or raise capital on terms favorable to us or at all. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition could be materially and adversely affected.
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
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(15,509)	$(10,835)
Net cash used in investing activities	(325)	(586)
Net cash provided by (used in) financing activities	422	(2,375)
Operating Activities
Net cash used in operating activities of $15.5 million for the three months ended March 31, 2022 was primarily due to net loss of $15.2 million, partially offset by noncash charges for stock-based compensation of $7.3 million, amortization of deferred contract acquisition costs of $2.2 million, and depreciation and amortization of $0.4 million. Changes in operating assets and liabilities decreased cash flows from operations by $10.3 million primarily due to a net decrease in accounts payable and accrued liabilities of $7.8 million, an increase in prepaid expenses and other assets of $5.5 million, and an increase in deferred contract acquisition costs of $2.5 million, partially offset by an increase in contract liabilities of $3.8 million, a decrease in accounts receivable of $1.7 million, and an increase in other liabilities of $0.1 million.
Net cash used in operating activities of $10.8 million for the three months ended March 31, 2021 was primarily due to net loss of $12.4 million, partially offset by noncash charges for amortization of deferred contract acquisition costs of $1.4 million, stock-based compensation of $0.9 million, and depreciation and amortization of $0.4 million. Changes in operating assets and liabilities decreased cash flows from operations by $1.1 million primarily due to an increase in prepaid expenses and other current assets of $2.5 million, an increase in deferred contract acquisition costs of $2.5 million, and a net decrease in accounts payable and accrued liabilities of $2.0 million, partially offset by an increase in contract liabilities of $5.0 million, an increase in other liabilities of $0.6 million, and a decrease in accounts receivable of $0.3 million.
Investing Activities
Net cash used in investing activities of $0.3 million for the three months ended March 31, 2022 was related to capital expenditures of $0.3 million to support ongoing operations.
Net cash used in investing activities of $0.6 million for the three months ended March 31, 2021 was related to capital expenditures of $0.4 million to support ongoing operations and an acquisition of intangible assets for $0.2 million.
Financing Activities
Net cash provided by financing activities of $0.4 million for the three months ended March 31, 2022 was primarily related to the proceeds from the exercise of stock options of $0.5 million, partially offset by the payment of offering costs of $0.1 million.
Net cash used in financing activities of $2.4 million for the three months ended March 31, 2021 was primarily related to the payment of deferred purchase consideration of $1.8 million and payment of offering costs of $1.1 million, partially offset by the proceeds from the exercise of stock options of $0.5 million.
Debt Obligations
In June 2021, we entered into a Fifth Loan and Security Modification Agreement with Western Alliance, which provides us the ability to borrow up to $5.5 million, maturing on June 18, 2024 and which accrues interest at a per annum rate equal to the greater of 3.25% and the prime rate as reported in The Wall Street Journal or such other rate of interest publicly announced from time to time by Western Alliance as its prime rate (3.25% at each of March 31, 2022 and December 31, 2021). Pursuant to this agreement, we are required to maintain at all times unrestricted cash with Western Alliance in an amount equal to at least $5.5 million.

As of March 31, 2022 and December 31, 2021, we had no outstanding borrowings pursuant to the above credit facility and were in compliance with the above agreement with Western Alliance.
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
Contract liabilities consist of deferred revenue and customer deposits. Deferred revenue represents billings under noncancellable contracts that have been invoiced in advance of revenue recognition and the balance is recognized as revenue when transfer of control to customers has occurred or services have been provided. Customer deposits consist of billings for anticipated revenue generating activities in advance of the start of the contractual term or for the portion of a contract term that is subject to cancellation and refund. Revenue is deferred when we have the right to invoice in advance of performance under a customer contract. The current portion of deferred revenue and customer deposits are recognized during the following 12-month period, provided the customers with cancellable contracts do not invoke their termination rights. As of March 31, 2022 and December 31, 2021, our contract liabilities were $94.7 million and $91.0 million, respectively. The amount of revenue recognized during the three months ended March 31, 2022 and 2021 that was included in contract liabilities at the beginning of each period was $38.4 million and $25.4 million, respectively.
Remaining Performance Obligations
The terms of our subscription agreements are primarily annual and, to a lesser extent, multi-year. Our subscription agreements are generally noncancellable. Revenue allocated to remaining performance obligation represents noncancellable contracted revenue that has not yet been recognized and includes deferred revenue and unbilled amounts that will be recognized as revenue in future periods. Unbilled portions of the remaining performance obligation denominated in foreign currencies are revalued each period based on the period-end exchange rates. Cancellable remaining performance obligations, which includes customer deposits, are not included in our remaining performance obligation disclosure. Unbilled portions of the remaining performance obligation are subject to future economic risks including bankruptcies, regulatory changes, and other market factors. As of March 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $113.3 million. As of March 31, 2022, we expected to recognize the significant majority of our remaining performance obligations as revenue over the subsequent twelve months, and the remainder over 24 months. The remaining performance obligations exclude customer deposits and unbilled amounts of cancellable contracted revenue of $6.7 million as of March 31, 2022.

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
We periodically review these costs capitalized to obtain revenue contracts to determine whether events or changes in circumstances have occurred that could impact the recoverability of the asset. There were no impairment losses recorded during the three months ended March 31, 2022 and 2021.
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
Stock-Based Compensation
We recognize stock-based compensation expense for all stock-based awards, including stock options, restricted stock awards (RSAs), and restricted stock units (RSUs) granted to employees, directors, and non-employees, and stock purchase rights granted under our Employee Stock Purchase Plan (ESPP) to employees, using the fair value recognition and measurement provisions, in accordance with applicable accounting standards, which requires compensation expense for the grant-date fair value of stock-based awards to be recognized over the requisite service period. We account for forfeitures when they occur. We estimate the fair values of each stock option and stock purchase right under the ESPP on the date of grant using the Black-Scholes option pricing model utilizing the assumptions noted below. The expected term of the stock options is based on the average period the stock options are expected to remain outstanding, calculated as the midpoint of the vesting term and the contractual expiration period, as we did not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. The expected term for ESPP is the applicable purchase periods within an offering period. The expected stock price volatility for our stock was determined by examining the historical volatilities of our industry peers as we did not have any trading history of our common stock.
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

The assumptions used under the Black-Scholes option pricing model to calculate the estimated fair value of stock options granted to employees are as follows:

Three Months Ended March 31,
	2022	2021
Fair value of common stock	*	$ 3.88
Risk-free interest rate	*	0.95% — 1.01%
Expected term (years)	*	5.73 — 6.05
Expected volatility	*	54.04% — 54.50%
Expected dividend yield	*	None
____________
* No stock options were granted during the three months ended March 31, 2022.
We estimate the fair values of each RSA and RSU based on the fair value of our common stock on the date of grant.
In September 2021, we granted RSUs which vest based upon the satisfaction of both a service-based condition and a liquidity event-based condition. The service-based vesting condition for these awards is generally satisfied over four years. The liquidity event-based vesting condition is satisfied upon the occurrence of a qualifying event, which is generally defined as an underwritten initial public offering or a change in control transaction. The fair value of these RSUs is measured based on the fair value of our common stock on the grant date and the related stock-based compensation expense is recognized using an accelerated attribution method from the time it is deemed probable that the liquidity event-based vesting condition will be met through the time the service-based vesting condition has been achieved. We began recognizing stock-based compensation expense for these RSUs in November 2021 when the liquidity event-based vesting condition applicable to these RSUs was satisfied upon the effectiveness of our IPO. As a result of recognizing stock-based compensation expense for these RSUs using the accelerated attribution method, we expect our stock-based compensation expense in 2022 to be higher as compared to 2021.
Prior to our IPO, the estimated fair value of our common stock underlying the awards was determined by our board of directors with input from management and third-party valuation specialists. The board of directors determined the fair value of our common stock by considering a number of objective and subjective factors including: the valuation of comparable companies, our operating and financial performance, the lack of liquidity of our common stock, transactions in our common stock, and general and industry specific economic outlook, amongst other factors. Following our IPO, we use the quoted closing market price of our common stock as reported on The New York Stock Exchange for the fair value of RSUs, RSAs, stock options and purchase rights under our ESPP.
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
Recent Accounting Pronouncements
See Note 1, Summary of Business and Significant Accounting Policies, to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for more information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.
Interest Rate Risk
We had cash and cash equivalents of $163.0 million as of March 31, 2022. Cash and cash equivalents primarily consist of cash deposited in money market or holding accounts with financial institutions that have an original maturity of three months or less. Cash and cash equivalents are held for working capital purposes. Such interest-earning instruments carry a degree of interest rate risk. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our historical consolidated financial statements.
We did not have any outstanding debt under our credit facility as of March 31, 2022. The revolving line of credit accrues interest on the daily outstanding balance at a per annum rate equal to the greater of 3.25% and the prime rate as reported in The Wall Street Journal or such other rate of interest publicly announced from time to time by Western Alliance as its prime rate (3.25% at March 31, 2022) and will mature on June 18, 2024.
Foreign Currency and Exchange Risk
We are not currently subject to significant foreign currency exchange risk as our U.S. and international sales are predominantly denominated in U.S. dollars as the functional currency of our foreign subsidiaries is the U.S. dollar. Monetary assets and liabilities are remeasured using foreign currency exchange rates at the end of the period, and non-monetary assets are remeasured based on historical exchange rates. Gains and losses due to foreign currency are the result of either the remeasurement of subsidiary balances or transactions denominated in currencies other than the foreign subsidiaries’ functional currency and are included in other income, net in our statement of operations. Our results of current and future operations are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our historical condensed consolidated financial statements for the three months ended March 31, 2022 and 2021. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the disclosure controls and procedures are met. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Part II
Item 1. Legal Proceedings
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
We have incurred net losses in each fiscal year since inception, we expect to incur net losses for the foreseeable future, and we may not achieve or sustain profitability in the future. For the three months ended March 31, 2022 and 2021, we incurred net losses of $15.2 million and $12.4 million, respectively. As of March 31, 2022 and December 31, 2021, we had an accumulated deficit of $218.4 million and $203.2 million, respectively. We expect to make significant future expenditures related to the development and expansion of our business, including acquiring new customers, expanding relationships with existing customers across core and new departments, expanding our global footprint, innovating and expanding our platform, growing our sales and marketing investments, expanding our operations and infrastructure both domestically and internationally, attracting and retaining our community of contributors, and in connection with legal, tax, accounting, and other administrative and compliance expenses related to operating as a public company. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. While our revenue has grown in recent years, if our revenue declines or fails to grow at a rate faster than these increases in our operating expenses, we may not be able to achieve or sustain profitability in future periods. As a result, we may continue to generate losses. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain profitability in any given period, or at all.
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
During the three months ended March 31, 2022 and 2021, sales and marketing expenses represented approximately 66% and 60% of our total revenue, respectively. We plan to continue expanding our sales efforts, both domestically and internationally, but we may be unable to hire qualified sales personnel, may be unable to successfully train those sales personnel that we are able to hire, and sales personnel may not become fully productive on the timelines that we have projected or at all. Additionally, although we dedicate significant resources to sales and marketing programs, these sales and marketing programs may not have the desired effect and may not expand sales. We cannot assure you that our efforts would result in attracting new customers, increased sales to existing customers, and additional revenue. If our efforts to attract new customers or expand within existing customers are not successful, our business, operating results, and financial condition would be adversely affected.
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
We have experienced rapid growth in recent periods, and we expect to continue to invest broadly across our organization to support our growth. Our total revenue has grown from $31.2 million for the three months ended March 31, 2021 to $45.9 million for the three months ended March 31, 2022. During this period, the number of our employees has grown from 615 as of March 31, 2021 to 858 as of March 31, 2022. Although we have experienced rapid growth historically, we may not sustain our current growth rates, nor can we assure you that our investments to support our growth will be successful. The growth and expansion of our business will require us to invest significant financial and operational resources and the continuous dedication of our management team.
We plan to continue to expand our international operations into more countries in the future, which will place additional demands on our resources and operations. The growth and expansion of our business has placed and continues to place a significant strain on our management, operations, financial infrastructure, and corporate culture. In the event of further growth of our business, our information technology systems and our internal controls and procedures may not be adequate to support our operations. We have also experienced significant growth in the number of customers, transactions, and amount of data that our platform and our associated hosting infrastructure support. For example, we had 335 customers with at least $100,000 of ARR as of March 31, 2022, reflecting growth of 55% from March 31, 2021.
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
A key element of our strategy is to invest significantly in our research and development efforts to improve and develop new solutions and rapidly introduce new technologies, features, and functionality of our platform. Our research and development expenses were 24% and 31% of our total revenue for the three months ended March 31, 2022 and 2021, respectively. If we do not spend our research and development budget efficiently or effectively on compelling innovation and technologies, our business may be harmed and we may not realize the expected benefits of our strategy. Moreover, research and development projects can be technically challenging, time-consuming, and expensive. The nature of these research and development cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we are able to offer compelling platform updates and generate revenue, if any, from such investment. Additionally, anticipated demand for an enhancement to our platform could fail to materialize after the development cycle has commenced, and we would nonetheless be unable to avoid substantial costs associated with the development of any such platform enhancement. If we expend a significant amount of resources on research and development and our efforts do not lead to the successful enhancement of our platform that is competitive in our current or future markets, our business, operating results, and financial condition could be adversely affected.
Our long-term success depends, in part, on our ability to expand the sales of our platform to customers located outside of the United States and our current, and any further, expansion of our international operations exposes us to risks that could have a material adverse effect on our business, operating results, and financial condition.
We have been recognizing increased revenue from international sales, and we conduct our business activities in various foreign countries. We currently have operations in North America, Europe, and Asia. In the three months ended March 31, 2022 and 2021, we derived approximately 20% and 17% of our total revenue, respectively, from customers located outside the United States. Our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple cultures, customs, legal systems, regulatory systems, and commercial infrastructures. International expansion will require us to invest significant funds and other resources. Our operations in international markets may not develop at a rate that supports our level of investment. Expanding internationally may subject us to new risks that we have not faced before or increase risks that we currently face, including risks associated with:
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
Our operating results may vary based on the impact of changes in our industry or the economy more generally on us or our customers. Our business and operating results depend on demand for information technology generally and for customer experience software solutions platforms in particular, which in turn is influenced by the scale of business that our customers are conducting. Weak economic conditions, either in the U.S. or internationally, including as a result of changes in gross domestic product growth, financial and credit market fluctuations, political turmoil, natural catastrophes, domestic or geopolitical crises, such as terrorism, military conflict, war, including the conflict between Russia and Ukraine, or the perception that hostilities may be imminent, and public health crises, such as the COVID-19 pandemic, and related public health measures, could cause a decrease in business investments, including spending on information technology generally. To the extent that weak economic conditions cause our existing customers or potential customers to reduce their budget for customer experience solutions platforms or to perceive spending on such systems as discretionary, demand for our platform may be adversely affected. Moreover, customers and potential customers may require extended billing terms and other financial concessions, which would limit our ability to grow our business and adversely affect our business, operating results, and financial condition.

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
In addition, changes in tax laws and regulations in federal, state, local, and foreign jurisdictions could have material adverse impacts on our business, cash flows, operating results, or financial condition, and could materially affect our tax obligations and effective tax rate. For example, U.S. tax legislation enacted on December 22, 2017, informally titled the Tax Cuts and Jobs Act (the Tax Cuts and Jobs Act), significantly reformed the Internal Revenue Code of 1986, as amended (the Code). This legislation, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest and the use of net operating losses (NOLs) generated in tax years beginning after December 31, 2017, allows for the expensing of capital expenditures and puts into effect the migration from a “worldwide” system of taxation to a “territorial system.” The Tax Cuts and Jobs Act is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury and the Internal Revenue Service, any of which could lessen or increase certain adverse impacts of the legislation. As we maintain a full valuation allowance against our U.S. federal and state NOL carryforwards, these changes did not impact our consolidated balance sheet as of March 31, 2022. However, in future years, if a deferred tax asset is recognized related to our NOL carryforwards, the changes in the carryforward/carryback periods as well as the new limitation on use of NOL carryforwards may significantly impact our valuation allowance assessments for NOL carryforwards generated after December 31, 2017. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities. Also, governments in certain countries where we do business have enacted legislation in response to the COVID-19 pandemic, including the Coronavirus Aid, Relief, and Economic Security Act enacted by the United States on March 27, 2020. The legislative developments did not have a material impact on our provision for income taxes for the three months ended March 31, 2022 and 2021.
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
Pursuant to Section 404 of the Sarbanes-Oxley Act, our management may be required to report upon the effectiveness of our internal control over financial reporting beginning with the annual report for our fiscal year ending December 31, 2022. When we lose our status as an “emerging growth company” and become an “accelerated filer” or a “large accelerated filer,” our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. This process will be time-consuming, costly, and complicated.
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
GAAP financial measures are subject to interpretation by the FASB, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.
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
•general economic conditions and trends, including inflation or fluctuating interest rates;
•general political conditions and trends, political instability and acts of war or terrorism, including the ongoing conflict between Russia and Ukraine;
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
All of our directors and officers and the holders of substantially all of our common stock and securities convertible into or exercisable or exchangeable for our common stock are subject to lock-up agreements entered into in connection with our IPO that restrict their ability to transfer shares of our common stock, subject to specific exceptions, until the expiration of the lock-up agreement period. All of our outstanding shares of common stock, other than those sold in our IPO which were already freely tradable, will become eligible for sale on May 6, 2022, upon expiration of this lock-up period, except for any shares held by our affiliates which may only be sold in accordance with Rule 144 under the Securities Act.
In addition, there were 21,875,130 shares of common stock issuable upon the exercise of stock options outstanding and 3,826,489 shares subject to RSUs as of March 31, 2022. We have filed a registration statement to register shares reserved for future issuance under our equity compensation plans. The shares of common stock will become eligible for sale in the public market to the extent such options are exercised, subject to compliance with applicable securities laws.
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
Our corporate headquarters are located in the San Francisco Bay Area and we operate or utilize data centers that are located in North America and Europe. Additionally, we rely on our network and third-party infrastructure, enterprise applications, internal technology systems, and our website for our development, marketing, operational support, hosted services, and sales activities. The west coast of the United States, where our corporate headquarters are located, contains active earthquake zones and have been subject to numerous devastating wildfires and associated electrical blackouts. In the event of a catastrophic event, including a natural disaster such as an earthquake, hurricane, fire, flood, tsunami, or tornado, or other catastrophic event such as power loss, telecommunications failure, software or hardware malfunction, cyber-attack, war, terrorist attack, or incident of mass violence in the San Francisco Bay Area or elsewhere where our operations or data centers are located or where certain other systems and applications that we rely on are hosted, we may be unable to continue our operations and may endure significant system interruptions, reputational harm, delays in our application development, lengthy interruptions in our platform, breaches of data security, and loss of critical data, all of which could have an adverse effect on our future operating results. In addition, natural disasters, cyber-attacks, acts of terrorism and war, including the ongoing conflict between Russia and Ukraine, public health crises, such as pandemics and epidemics, or other catastrophic events could cause disruptions in our or our customers’ businesses, national economies, or the world economy as a whole.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Equity Securities
None.
Use of Proceeds
On November 19, 2021, we closed our IPO in which we sold 10,000,000 shares of our common stock at a public offering price of $14.00 per share. We raised $124.1 million in net proceeds after deducting underwriting discounts and commissions of $9.8 million and offering costs of $6.1 million. All of the shares issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-260224), which was declared effective by the SEC on November 16, 2021. We incurred offering expenses, net of reimbursement received from underwriters, of approximately $6.2 million in connection with the IPO, of which $0.1 million was paid in the first quarter of 2022.
There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus for our IPO dated as of November 16, 2021 and filed with the SEC pursuant to Rule 424(b)(4) on November 17, 2021.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation.	10-K	001-41049	3.1	3/4/2022

3.2	Restated Bylaws.	10-K	001-41049	3.2	3/4/2022

4.1	Form of Common Stock certificate.	S-1/A	333-260224	4.1	11/8/2021

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101).					X
*    The certifications furnished in Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: May 4, 2022

UserTesting, Inc.

By:	/s/ Andrew MacMillan
Name:	Andrew MacMillan
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jon Pexton
Name:	Jon Pexton
Title:	Chief Financial Officer (Principal Financial Officer)