Form 10-Q
period 2022-06-30
UserTesting, Inc.
filed 2022-08-04
CIK 1557127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
As of July 25, 2022, 143,978,523 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

		Page
Part I - Financial Information
Item 1.	Financial Statements (Unaudited)	6
	Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021	6
	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2022 and 2021	7
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit) for the Three and Six Months Ended June 30, 2022 and 2021	8
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2022 and 2021	10
	Notes to Condensed Consolidated Financial Statements	11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48
Item 4.	Controls and Procedures	48

Part II - Other Information
Item 1.	Legal Proceedings	50
Item 1A.	Risk Factors	50
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	83
Item 3.	Defaults Upon Senior Securities	83
Item 4.	Mine Safety Disclosures	83
Item 5.	Other Information	83
Item 6.	Exhibits	84
Signatures		85

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

Part I - Financial Information
Item 1. Financial Statements (Unaudited)
USERTESTING, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$164,435	$178,430
Accounts receivable, net	42,654	47,973
Costs capitalized to obtain revenue contracts, current	8,509	8,116
Prepaid expenses and other current assets	9,559	6,045
Total current assets	225,157	240,564
Property and equipment, net	3,223	3,257
Operating lease right-of-use assets, net	13,799	16,401
Intangible assets, net	513	640
Goodwill	8,785	8,785
Costs capitalized to obtain revenue contracts, non-current	12,565	12,941
Other long-term assets	700	540
Total assets	$264,742	$283,128
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,392	$1,544
Contract liabilities	99,793	90,952
Operating lease liabilities, current	5,216	5,271
Accrued expenses and other current liabilities	12,362	21,799
Total current liabilities	118,763	119,566
Operating lease liabilities, non-current	10,373	12,996
Other long-term liabilities	887	887
Total liabilities	130,023	133,449
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share: 10,000 shares authorized and no shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Common stock and capital in excess of par value, $0.0001 par value per share: 2,000,000 shares authorized, and 143,890 and 142,241 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	371,844	352,881
Accumulated deficit	(237,125)	(203,202)
Total stockholders’ equity	134,719	149,679
Total liabilities and stockholders’ equity	$264,742	$283,128
The accompanying notes are an integral part of these condensed consolidated financial statements.

USERTESTING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Subscription	$45,170	$32,250	$88,383	$60,932
Professional services	2,392	2,829	5,031	5,337
Total revenue	47,562	35,079	93,414	66,269
Cost of revenue
Subscription	8,489	7,225	16,106	13,842
Professional services	2,530	2,038	4,712	4,123
Total cost of revenue	11,019	9,263	20,818	17,965
Gross profit	36,543	25,816	72,596	48,304
Operating expenses:
Sales and marketing	33,318	20,535	63,387	39,128
Research and development	11,890	9,816	22,970	19,585
General and administrative	10,056	6,974	20,001	13,325
Total operating expenses	55,264	37,325	106,358	72,038
Loss from operations	(18,721)	(11,509)	(33,762)	(23,734)
Interest income, net	8	34	20	74
Other income (expense), net	100	(61)	20	(213)
Loss before provision for income taxes	(18,613)	(11,536)	(33,722)	(23,873)
Provision for income taxes	107	185	201	294
Net loss	$(18,720)	$(11,721)	$(33,923)	$(24,167)
Net loss per share attributable to common stockholders, basic and diluted	$(0.13)	$(0.63)	$(0.24)	$(1.31)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	143,325	18,733	142,908	18,412
The accompanying notes are an integral part of these condensed consolidated financial statements.

USERTESTING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)
(unaudited)

	Three Months Ended June 30, 2022
	Convertible preferred stock		Common stock and capital in excess of par value		Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance as of March 31, 2022	—	$—	142,806	$360,682	$(218,405)	$142,277
Issuance of common stock upon exercise of stock options	—	—	556	1,032	—	1,032
Issuance of common stock under the employee stock purchase plan	—	—	497	2,027	—	2,027
Vesting of restricted stock units	—	—	31	—	—	—
Stock-based compensation expense	—	—	—	8,103	—	8,103
Net loss	—	—	—	—	(18,720)	(18,720)
Balance as of June 30, 2022	—	$—	143,890	$371,844	$(237,125)	$134,719

	Three Months Ended June 30, 2021
	Convertible preferred stock		Common stock and capital in excess of par value		Accumulated deficit	Total stockholders’ (deficit)
	Shares	Amount	Shares	Amount
Balance as of March 31, 2021	110,851	$201,531	18,550	$13,505	$(164,927)	$(151,422)
Issuance of common stock upon exercise of stock options and vesting of restricted stock awards	—	—	390	325	—	325
Stock-based compensation expense	—	—	—	1,224	—	1,224
Net loss	—	—	—	—	(11,721)	(11,721)
Balance as of June 30, 2021	110,851	$201,531	18,940	$15,054	$(176,648)	$(161,594)

	Six Months Ended June 30, 2022
	Convertible preferred stock		Common stock and capital in excess of par value		Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	—	$—	142,241	$352,881	$(203,202)	$149,679
Issuance of common stock upon exercise of stock options	—	—	1,121	1,556	—	1,556
Issuance of common stock under the employee stock purchase plan	—	—	497	2,027	—	2,027
Vesting of restricted stock units	—	—	31	—	—	—
Stock-based compensation expense	—	—	—	15,380	—	15,380
Net loss	—	—	—	—	(33,923)	(33,923)
Balance as of June 30, 2022	—	$—	143,890	$371,844	$(237,125)	$134,719

	Six Months Ended June 30, 2021
	Convertible preferred stock		Common stock and capital in excess of par value		Accumulated deficit	Total stockholders’ (deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	110,851	$201,531	17,948	$12,118	$(152,481)	$(140,363)
Issuance of common stock upon exercise of stock options and vesting of restricted stock awards	—	—	992	804	—	804
Stock-based compensation expense	—	—	—	2,132	—	2,132
Net loss	—	—	—		(24,167)	(24,167)
Balance as of June 30, 2021	110,851	$201,531	18,940	$15,054	$(176,648)	$(161,594)
The accompanying notes are an integral part of these condensed consolidated financial statements.

USERTESTING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(33,923)	$(24,167)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	756	771
Stock-based compensation expense	15,380	2,132
Provision for allowance for doubtful accounts	231	55
Amortization of costs capitalized to obtain revenue contracts	4,489	2,968
Changes in operating assets and liabilities:
Accounts receivable	5,088	(5,761)
Costs capitalized to obtain revenue contracts	(4,506)	(5,437)
Prepaid expenses and other assets	(3,674)	(3,278)
Accounts payable	(144)	745
Accrued liabilities	(9,284)	1,069
Contract liabilities	8,841	11,438
Other liabilities	(35)	619
Net cash used in operating activities	(16,781)	(18,846)
Cash flows from investing activities:
Purchase of property and equipment	(695)	(971)
Purchase of intangible assets	—	(150)
Net cash used in investing activities	(695)	(1,121)
Cash flows from financing activities:
Payment of offering costs	(102)	(2,573)
Payment of deferred purchase consideration	—	(1,766)
Proceeds from issuance of common stock upon exercise of stock options	1,556	804
Proceeds from issuance of common stock under the employee stock purchase plan	2,027	—
Net cash provided by (used in) financing activities	3,481	(3,535)
Net decrease in cash and cash equivalents	(13,995)	(23,502)
Cash and cash equivalents, beginning of period	178,430	96,972
Cash and cash equivalents, end of period	$164,435	$73,470
Supplemental disclosures of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$25	$127
Offering costs in accrued liabilities	$—	$937
The accompanying notes are an integral part of these condensed consolidated financial statements.

USERTESTING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Business and Significant Accounting Policies
Description of Business
UserTesting, Inc. and its subsidiaries (together, UserTesting or the Company) provide developers, designers, and product managers access to a video-first, enterprise-grade software-as-a-service (SaaS) platform that enables organizations to see and hear the experiences of real people as they narrate their thoughts out loud while engaging with products, designs, apps, processes, concepts, and brands. The Company was incorporated in the state of California and commenced operations on May 30, 2007. In September 2021, the Company was reincorporated in the State of Delaware. Other than the change in corporate domicile, the reincorporation did not result in any change in the business, physical location, management, assets, liabilities, or total stockholders’ equity (deficit) of the Company, nor did it result in any change in location of the Company’s employees, including the Company’s management. Additionally, the reincorporation did not alter any stockholder’s percentage ownership interest or number of shares owned in the Company. The Company is headquartered in San Francisco and has offices located in Atlanta, Sunnyvale, Norway and the United Kingdom.
Fiscal Year
The Company’s fiscal year ends on December 31. References to fiscal 2021, for example, refer to the fiscal year ended December 31, 2021.
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) and applicable guidance for interim financial reporting. The condensed consolidated balance sheet as of December 31, 2021 included herein was derived from the audited financial statements as of that date, but, does not include all disclosures normally included in the complete financial statements prepared in accordance with U.S. GAAP. The accompanying condensed consolidated balance sheet as of June 30, 2022, condensed consolidated statements of operations and convertible preferred stock and stockholders’ equity (deficit) for the three and six months ended June 30, 2022 and 2021, and cash flows for the six months ended June 30, 2022 and 2021, and amounts relating to such interim periods included in the accompanying notes to the condensed consolidated financial statements are unaudited and certain information and note disclosures have been condensed or omitted pursuant to applicable guidance for interim financial reporting. The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements, and in management’s opinion, include all normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2022 and its results of operations for the three and six months ended June 30, 2022 and 2021, and cash flows for the six months ended June 30, 2022 and 2021. The results for the three and six months ended June 30, 2022 are not necessarily indicative of the results expected for any future annual or interim period.
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
COVID-19
In December 2019, an outbreak of COVID-19 was first identified and by March 2020, the World Health Organization declared COVID-19 a global pandemic. Governments and municipalities across the United States and the world have instituted measures to slow infection rates, including orders to shelter-in-place, travel restrictions, and mandated business closure. The global economic impacts of COVID-19, including any new variants, are significant and may continue to evolve, which may directly or indirectly impact the Company’s business, results of operations, cash flows, and financial condition depending on future developments that are highly uncertain and cannot be accurately predicted.
In response to COVID-19, the Company currently offers a flexible hybrid working model which allows its employees to choose to either work remotely or in-person, with all in-person events remaining voluntary. The Company has experienced, and may continue to experience, a reduction in certain operating expenses as compared to the Company’s expenses prior to the COVID-19 pandemic, such as travel and entertainment, as it allows all in-person events to be voluntary. However, these savings were offset by other investments across the business, such that operating expenses were not materially impacted. In addition, the Company’s revenue generation has not been significantly affected by the COVID-19 pandemic, as the loss of certain existing customers and the inability of certain existing customers to make payments when due as a result of the adverse impact of COVID-19 on those customers’ businesses was generally offset by new customer acquisition. Driven by the acceleration of digital transformation initiatives in response to the COVID-19 pandemic, the Company believes some customers, including those customers with predominantly physical operations, turned to the Company’s platform to quickly build out or add sophistication to their digital customer experiences. Additionally, some new customers leveraged the Company’s platform to create a more seamless integration between their online and offline presence. Overall, there has not been a material impact to the Company’s business as a result of COVID-19.
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

USERTESTING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
One customer accounted for approximately 11% of accounts receivable as of June 30, 2022 and no single customer accounted for more than 10% of accounts receivable as of December 31, 2021. No single customer accounted for more than 10% of total revenue during the three and six months ended June 30, 2022 and 2021.
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
Cash and Cash Equivalents
The Company considers highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Cash equivalents consist of money market accounts with tiered interest rates and are denominated in U.S. dollars.
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
Financial instruments consist of cash and cash equivalents, accounts receivable and accounts payable. The Company’s cash equivalents consist of money market accounts with tiered interest rates, which are carried at fair value. The Company has determined the carrying value to be equal to the fair value and has classified these investments as Level 1 financial instruments.

USERTESTING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
The following table presents the Company’s property and equipment, net of accumulated depreciation and amortization, by geographic region (in thousands):

	June 30, 2022	December 31, 2021
United States	$2,331	$2,738
United Kingdom	864	510
Rest of the world	28	9
Total property and equipment, net	$3,223	$3,257
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
The Company did not recognize any impairment charges during the three and six months ended June 30, 2022 and 2021.
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

USERTESTING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Subscription Revenue
Subscription revenue primarily consists of subscription fees from customer agreements to access the Company’s platform, as well as additional support services. The Company’s customers do not have the ability to take possession of its software. The Company recognizes revenue for subscription fees and additional support services on a straight-line basis over the term of the contract beginning on the date access to the Company’s platform is granted, as the underlying service is a stand-ready performance obligation. Customers may also purchase incremental capacity to the Company’s platform, which is an additional stand-ready performance obligation satisfied and recognized as revenue over the remaining term of the applicable subscription. The Company views its performance obligation as a series of distinct services as the underlying subscription service is made available to the customer on a continuous basis over the contracted period of time, and that are substantially the same and have the same pattern of transfer to the customer. The Company has concluded that each distinct service is satisfied over time, specifically, given that the nature of its promise is not the actual delivery of a specified quantity of service but is rather providing a single service over a period of time. Customers who consume above their committed capacity will be invoiced for overages on a quarterly basis. The Company recognizes the overage fees as variable consideration. Revenue recognized as variable consideration was not material during the three and six months ended June 30, 2022 and 2021.
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

USERTESTING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
The Company periodically reviews these costs capitalized to obtain revenue contracts to determine whether events or changes in circumstances have occurred that could impact the recoverability of the asset. There were no impairment losses recorded during the three and six months ended June 30, 2022 and 2021.
Costs capitalized to obtain revenue contracts earned and capitalized during the three months ended June 30, 2022 and 2021 were $2.0 million and $3.0 million, respectively, and costs capitalized to obtain revenue contracts earned and capitalized during the six months ended June 30, 2022 and 2021 were $4.5 million and $5.4 million, respectively. Amortization expense for costs capitalized to obtain revenue contracts during the three months ended June 30, 2022 and 2021 was $2.3 million and $1.6 million, respectively, and amortization expense for costs capitalized to obtain revenue contracts during the six months ended June 30, 2022 and 2021 was $4.5 million and $3.0 million, respectively.
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
Software Development Costs
Software development costs include costs to develop software to be used to meet internal needs and applications used to deliver the Company’s services. The Company capitalizes development costs related to these software applications once the preliminary project stage is complete and it is probable that the project will be completed and the software will be used to perform the function intended. Costs capitalized for developing such software applications were not material for the three and six months ended June 30, 2022 and 2021.
Research and Development
Research and development expenses primarily consist of personnel-related expenses, including stock-based compensation directly associated with the Company’s research and development employees, contractor costs related to third-party development, and allocated overhead. Research and development costs are expensed as incurred.

USERTESTING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Advertising Costs
Advertising costs are expensed as incurred in sales and marketing expense in the condensed consolidated statements of operations and were $3.4 million and $2.7 million for the three months ended June 30, 2022 and 2021, respectively, and $5.3 million and $4.1 million for the six months ended June 30, 2022 and 2021, respectively.
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

USERTESTING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Foreign Currency
The functional currency of the Company’s foreign subsidiaries is the U.S. Dollar (USD). Monetary assets and liabilities are remeasured using foreign currency exchange rates at the end of the period, and non-monetary assets and liabilities are remeasured based on historical exchange rates. Gains and losses due to foreign currency are the result of either the remeasurement of subsidiary balances or transactions denominated in currencies other than the foreign subsidiaries’ functional currency and are included in other income (expense), net in the Company’s condensed consolidated statements of operations.
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

USERTESTING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Recently Adopted Accounting Standards
In August 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by this new guidance. This new guidance is effective for the Company for its fiscal year beginning January 1, 2022, and may be adopted either prospectively or retrospectively to all implementation costs incurred after the date of adoption. The Company adopted this guidance effective January 1, 2022, and the adoption did not have a material impact on its condensed consolidated financial statements.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by eliminating some exceptions to the general approach in ASC 740, Income Taxes in order to reduce cost and complexity of its application. This new guidance is effective for the Company for its fiscal year beginning January 1, 2022, and interim periods within its fiscal year beginning January 1, 2023, and early adoption is permitted. Most amendments within this guidance are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company adopted this guidance effective January 1, 2022, and the adoption did not have a material impact on its condensed consolidated financial statements.
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

USERTESTING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
2. Revenue
Contract Balances
The Company receives payments from customers based on a billing schedule as established in its customer contracts. Accounts receivable are recorded when the Company contractually has the right to consideration. There were no impairment losses recorded during the three and six months ended June 30, 2022 and 2021.
Contract liabilities consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Deferred revenue	$94,328	$84,494
Customer deposits	5,465	6,458
Contract liabilities	$99,793	$90,952
Deferred revenue represents billings under noncancellable contracts that have been invoiced in advance of revenue recognition, and the balance is recognized as revenue when transfer of control to customers has occurred or services have been provided. Customer deposits consist of billings for anticipated revenue generating activities in advance of the start of the contractual term or for the portion of a contract term that is subject to cancellation and refund. Revenue is deferred when the Company has the right to invoice in advance of performance under a customer contract. The current portion of deferred revenue and customer deposits are recognized during the following 12-month period, provided the customers with cancellable contracts do not invoke their termination rights. As of June 30, 2022 and December 31, 2021, the Company’s contract liabilities were $99.8 million and $91.0 million, respectively. The amount of revenue recognized during the six months ended June 30, 2022 and 2021 that was included in contract liabilities at the beginning of each period was $66.7 million and $46.2 million, respectively.
Remaining Performance Obligations
The terms of the Company’s subscription agreements are primarily annual and, to a lesser extent, multi-year. The Company's subscription agreements are generally noncancellable. Revenue allocated to remaining performance obligations represents noncancellable contracted revenue that has not yet been recognized and includes deferred revenue and unbilled amounts that will be recognized as revenue in future periods. Unbilled portions of the remaining performance obligation denominated in foreign currencies are revalued each period based on the period end exchange rates. Cancellable remaining performance obligations, which includes customer deposits, are not included in our remaining performance obligation disclosure. As of June 30, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $121.7 million. As of June 30, 2022, the Company expects to recognize the significant majority of its remaining performance obligations as revenue over the subsequent twelve months, and the remainder over 24 months. The remaining performance obligations exclude customer deposits and unbilled amounts of cancellable contracted revenue of $5.5 million as of June 30, 2022.

USERTESTING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Disaggregation of Revenue
The following table sets forth revenue by geographic area for the periods presented:

	Three Months Ended June 30,
	2022		2021
	(in thousands)	%	(in thousands)	%

United States	$37,684	79%	$28,702	82%
International	9,878	21	6,377	18
Total revenue	$47,562	100%	$35,079	100%

	Six Months Ended June 30,
	2022		2021
	(in thousands)	%	(in thousands)	%

United States	$74,433	80%	$54,638	82%
International	18,981	20	11,631	18
Total revenue	$93,414	100%	$66,269	100%
No single country other than the United States represented 10% or more of the Company’s revenue during the three and six months ended June 30, 2022 and 2021.
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
The Company’s investment portfolio consists of tiered interest money market accounts of $12.8 million and $33.6 million as of June 30, 2022 and December 31, 2021, respectively, which are carried at fair value. The Company has determined the carrying value to be equal to the fair value and has classified these investments as Level 1 financial instruments. There were no transfers in or out of Level 3 during the periods presented.
4. Consolidated Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Computer, equipment, and software	$2,903	$2,632
Furniture and fixtures	372	357
Leasehold improvements	2,092	1,822
Property and equipment, gross	5,367	4,811
Less: accumulated depreciation	(2,144)	(1,554)
Property and equipment, net	$3,223	$3,257
Depreciation expense was $0.3 million and $0.1 million for the three months ended June 30, 2022 and 2021, respectively, and $0.6 million and $0.3 million for the six months ended June 30, 2022 and 2021, respectively.

USERTESTING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Sales tax payable	$455	$5,528
Accrued compensation and benefits	5,748	7,218
Accrued tax liabilities	2,249	2,805
ESPP liability	633	466
Others	3,277	5,782
Accrued expenses and other current liabilities	$12,362	$21,799
The Company is subject to indirect taxation in some, but not all, of the various U.S. states and foreign jurisdictions in which it conducts business. Therefore, the Company has an obligation to charge, collect, and remit Value Added Tax or Goods and Services Tax in connection with certain of its foreign sales transactions and sales and use tax in connection with eligible sales to subscribers in certain U.S. states. In addition, on June 21, 2018, the U.S. Supreme Court overturned the physical presence nexus standard and held that states can require remote sellers to collect sales and use tax. As a result of this ruling and given the scope of the Company’s operations, taxing authorities continue to provide regulations that increase the complexity and risks to comply with such laws and could result in substantial liabilities, prospectively as well as retrospectively. The Company was at various stages of negotiations or pursuit of favorable rulings with the respective taxing authorities regarding these liabilities as of December 31, 2021. Based on the information available, the Company continued to evaluate and assess the jurisdictions in which an indirect tax nexus exists and believed that the indirect tax liabilities are adequate and reasonable. However, due to the complexity and uncertainty around the application of these rules by taxing authorities, results may vary materially from the Company’s expectations. The Company recorded its best estimate of the liability (including related penalties and interest) of $4.7 million as of December 31, 2021, which is included in sales tax payable above. During 2021 and 2022, the Company was accepted into the voluntary disclosure agreement process in certain jurisdictions. As a result, the estimated liability as of June 30, 2022 and December 31, 2021 is net of the reversal of sales and use tax accruals including related penalties and interest of $2.9 million in the six months ended June 30, 2022 and $4.1 million in the fiscal year ended December 31, 2021, pursuant to the respective arrangements. There was no such estimated liability as of June 30, 2022.
5. Goodwill and Intangible Assets, Net
Goodwill
As of June 30, 2022 and December 31, 2021, goodwill was $8.8 million. Goodwill represents the excess of the purchase price over the fair value of net assets acquired from Teston AS in 2020. Goodwill amounts are not amortized but are rather tested for impairment at least annually during the fourth quarter or more frequently if events or changes in circumstances indicate that goodwill may be impaired.
Intangible Assets, Net
Intangible assets, net of $0.5 million and $0.6 million as of June 30, 2022 and December 31, 2021, respectively, consisted of developed technology.
Amortization expense of intangible assets was $0.1 million and $0.3 million for the three months ended June 30, 2022 and 2021, respectively, and $0.1 million and $0.5 million for the six months ended June 30, 2022 and 2021, respectively.
6. Debt
Revolving Line of Credit
On June 18, 2021, the Company entered into a Fifth Loan and Security Modification Agreement with a lender, which provides the Company with the ability to borrow up to $5.5 million, maturing on June 18, 2024, and which accrues interest at a per annum rate equal to the greater of 3.25% and prime rate as reported in The Wall Street Journal or such other rate of interest publicly announced from time to time by the lender as its prime rate (4.75% at June 30, 2022 and 3.25% at

USERTESTING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021). The credit facility is secured by a security interest on substantially all the Company’s assets and is subject to certain financial covenants. The Company may use the proceeds of future borrowings under the credit facility for general corporate purposes which may include, without limitation, financing the consideration for and fees, costs and expenses related to an acquisition. Pursuant to this agreement, the Company is required to maintain at all times unrestricted cash with the lender in an amount equal to at least $5.5 million.
As of June 30, 2022 and December 31, 2021, the Company had no outstanding borrowings pursuant to the above credit facility and was in compliance with the above agreement with the lender.
7. Commitments and Contingencies
Operating Leases
The Company leases its office facilities in the United States and the United Kingdom under non-cancellable agreements that expire at various dates through August 2025.
Total operating lease costs, excluding short-term lease costs, variable lease costs, and sublease income, each of which were immaterial for the periods presented, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease costs	$1,500	$1,410	$3,003	$2,960
Supplemental cash flow information related to leases were as follows (in thousands):

	Six Months Ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,068	$2,556
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	—	292
The weighted-average remaining lease term and discount rate for the Company’s operating leases were as follows:

	June 30, 2022	December 31, 2021
Weighted-average remaining lease term	2.9 years	3.3 years
Weighted-average discount rate	5.8%	5.8%
The total remaining lease payments under non-cancelable operating leases as of June 30, 2022 were as follows (in thousands):

Remainder of 2022	$3,035
2023	5,594
2024	5,014
2025	3,302
Total undiscounted lease payments	16,945
Less imputed interest	(1,356)
Present value of operating lease liabilities	$15,589
Other Contractual Commitments
The Company’s other contractual commitments relate mainly to third-party cloud infrastructure agreements and online services agreements. There were no material contractual obligations that were entered into during the three and six months ended June 30, 2022 that were outside the ordinary course of business.

USERTESTING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
The Company had the following shares of common stock reserved for future issuance (in thousands):

	June 30, 2022	December 31, 2021
Outstanding stock awards to purchase common stock	27,167	25,181
Stock awards available for future grants	20,128	16,154
Shares available for issuance under 2021 ESPP	4,024	3,100
	51,319	44,435

USERTESTING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
As of June 30, 2022 and December 31, 2021, 20,127,619 and 16,153,747 shares of common stock have been reserved for issuance under the 2021 Plan, respectively.
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
Under the 2021 ESPP, eligible employees will be offered the option to purchase shares of the Company’s common stock at a discount over a series of offering periods through accumulated payroll deductions over the period. Each offering period may itself consist of one or more purchase periods. No offering period may be longer than 27 months. The purchase price for shares purchased under the 2021 ESPP during any given purchase period will be 85% of the lesser of the fair market value of the Company’s common stock on (i) the first day of the applicable offering period or (ii) the last day of the purchase period.
As of June 30, 2022 and December 31, 2021, 4,024,434 and 3,100,000 shares of common stock have been reserved for issuance under the 2021 ESPP, respectively.

USERTESTING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the stock option activity during the six months ended June 30, 2022 (in thousands, except per share data):

	Options Outstanding
	Outstanding Stock options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2021	22,690	$1.71	7.56	$153,883
Exercised	(1,121)	1.39		6,485
Forfeited	(514)	3.32
Expired	(34)	1.07
Balance as of June 30, 2022	21,021	1.68	7.08	72,330
Vested and exercisable:
June 30, 2022	14,019	$1.15	6.49	$54,250
December 31, 2021	11,917	$0.96	6.66	$88,893
No options were granted during the six months ended June 30, 2022. The weighted-average grant date fair value of options granted during the six months ended June 30, 2021 was $2.29.
The following table summarizes the RSU activity during the six months ended June 30, 2022 (in thousands, except per share data):

	Restricted Stock Units
	Number of Shares	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2021	2,491	$16.11
Granted	4,098	9.85
Vested	(31)	9.48
Forfeited	(412)	12.14
Balance as of June 30, 2022	6,146	12.24
There was no RSA activity during the six months ended June 30, 2022.
In 2021, the Company began granting RSUs to its employees and directors. These RSUs generally vest upon the satisfaction of a service-based vesting condition with a vesting period of generally four years. In September 2021, the Company granted RSUs settleable for 2,490,942 shares of its common stock with a weighted average grant date fair value of $16.11 per share, which will vest based upon the satisfaction of both a service-based condition and a liquidity event-based condition. The Company recognized compensation expense for these RSUs using an accelerated attribution method beginning in November 2021 when the liquidity event-based vesting condition applicable to these RSUs was satisfied upon the effectiveness of the Company’s IPO. The Company recognized stock-based compensation expense of $3.9 million and $8.5 million associated with these RSUs for the three and six months ended June 30, 2022, respectively.

USERTESTING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Stock-Based Compensation
The assumptions used under the Black-Scholes option pricing model to calculate the estimated fair value of stock options granted to employees are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Fair value of common stock	*	$ 4.36	*	$ 3.88 — $ 4.36
Risk-free interest rate	*	1.03% — 1.05%	*	0.95% — 1.05%
Expected term (years)	*	5.96 — 6.06	*	5.73 — 6.06
Expected volatility	*	54.95% — 55.07%	*	54.04% — 55.07%
Expected dividend yield	*	None	*	None
____________
* No stock options were granted during the three and six months ended June 30, 2022.
The following table summarizes the assumptions used to calculate the estimated fair value of stock purchase rights granted under the 2021 ESPP using the Black-Scholes-Merton option pricing model:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Fair value of common stock	4.52	*	4.52	*
Risk-free interest rate	1.54% — 2.66%	*	1.54% — 2.66%	*
Expected term (years)	0.49 — 1.99	*	0.49 — 1.99	*
Expected volatility	53.74% — 60.64%	*	53.74% — 60.64%	*
Expected dividend yield	None	*	None	*
____________
* Not applicable as the 2021 ESPP became effective only upon completion of the IPO in November 2021.
The total stock-based compensation expense by line item in the accompanying condensed consolidated statements of operations is summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue:
Subscription	$217	$11	$342	$19
Professional services	278	46	462	82
Operating expenses:
Sales and marketing	3,473	375	6,137	675
Research and development	1,884	222	3,190	383
General and administrative	2,251	570	5,249	973
Total stock-based compensation expense	$8,103	$1,224	$15,380	$2,132
As of June 30, 2022, the unrecognized stock-based compensation expense related to outstanding unvested stock options was $14.7 million, which is expected to be recognized over a weighted-average period of 2.7 years.
As of June 30, 2022, the unrecognized stock-based compensation expense related to outstanding RSUs was $59.1 million which is expected to be recognized over the remaining weighted-average vesting period of approximately 3.1 years.
As of June 30, 2022, the unrecognized stock-based compensation expense related to outstanding stock purchase rights granted under the 2021 ESPP was $3.7 million which is expected to be recognized over 1.9 years.

USERTESTING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
9. Income Taxes
The Company’s quarterly tax provision is based upon an estimated annual effective tax rate. The Company’s provision for income taxes has not been historically significant to the business as the Company has incurred U.S. operating losses to date. The provision for income taxes consists primarily of state taxes and foreign taxes in jurisdictions in which the Company conducts business.
The Company’s provision for income taxes was $0.1 million and $0.2 million for the three months ended June 30, 2022 and 2021, respectively, and $0.2 million and $0.3 million for the six months ended June 30, 2022 and 2021, respectively, with an effective tax rate of (0.6)% and (1.6)% for the three months ended June 30, 2022 and 2021, respectively, and an effective tax rate of (0.6)% and (1.2)% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from the U.S. statutory tax rate primarily due to the valuation allowance on the Company’s U.S. deferred tax assets.
The Company maintains a full valuation allowance against its U.S. deferred tax assets as of June 30, 2022. It regularly assesses the need for a valuation allowance against its net deferred tax assets. In making that assessment, the Company considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. Due to cumulative losses over recent years and based on all available evidence, the Company has determined that it is more likely than not that its U.S. deferred tax assets will not be realized as of June 30, 2022.
The Company has elected to record taxes associated with its Global Intangible Low-Taxed Income as period costs if and when incurred.
10. Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss attributable to common stockholders, basic and diluted	$(18,720)	$(11,721)	$(33,923)	$(24,167)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	143,325	18,733	142,908	18,412
Net loss per share attributable to common stockholders, basic and diluted	$(0.13)	$(0.63)	$(0.24)	$(1.31)
The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows (in thousands):

	June 30,
	2022	2021
Convertible preferred shares	—	110,851
Options and RSUs issued and outstanding	27,167	24,448
ESPP	169	—
Total antidilutive securities	27,336	135,299
For each of the periods presented where the Company reported a net loss, the effect of all potentially dilutive securities would be antidilutive, and as a result diluted net loss per common share is the same as basic net loss per common share.
11. Employee Benefit Plans
The Company maintains a retirement savings plan, established pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the Code). Participants may contribute up to applicable annual Code limits. The plan allows the

USERTESTING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Company to make matching contributions to eligible participants. The Company provided a matching contribution up to 4% of eligible participants’ compensation for the three and six months ended June 30, 2022 and 2021. The plan provides for automatic salary deferrals of 5% of compensation each year. Participants are permitted to change their salary deferral percentage and waive the automatic deferral provision. All participants’ deferrals, rollovers and matching contributions are 100% vested when contributed. The Company recognized $0.9 million and $0.7 million in expenses related to the 401(k) match for the three months ended June 30, 2022 and 2021, respectively, and $1.8 million and $1.5 million for the six months ended June 30, 2022 and 2021, respectively.
12. Subsequent Events
In July 2022, management approved a plan of termination that resulted in a reduction in the Company’s total full-time employee workforce by approximately 7%. The Company expects to substantially complete this workforce reduction by the end of the third quarter of 2022. As a result of this workforce reduction, the Company expects to incur a pre-tax cash charge of approximately $1.5 million for one-time termination benefits, which substantially consist of severance. The Company expects all charges associated with the workforce reduction to be incurred and paid by the end of the third quarter of 2022.

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
We generate revenue primarily from the sale of subscriptions to our platform, which accounted for over 90% of our total revenue during each of the three and six months ended June 30, 2022 and 2021. Our subscription plan includes access to our platform including customer support. The substantial majority of our subscriptions are for a one year, non-cancelable term, with some large, multi-year subscriptions ranging up to three years and some small, short-term subscriptions of less than one year. Our contracts are typically billed annually in advance and we generally recognize subscription revenue ratably over the contract term.
We also generate revenue from professional services. Our professional services include research studies, training services, and strategy workshops. Professional services revenue comprised less than 10% of our total revenue during each of the three and six months ended June 30, 2022 and 2021.
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
Our go-to-market strategy is based on the size and region of our customers. We primarily sell through a direct selling motion, with field sales representatives who focus on enterprise customers and an inside sales organization which sells to mid-market and small and medium-sized business customers. We have also started investing in creating channel partnerships and relationships with resellers, distributors, and strategic partners to broaden our reach.
We have achieved significant growth in recent periods. Our total revenue for the three months ended June 30, 2022 and 2021 was $47.6 million and $35.1 million, respectively, representing period-over-period growth of 36%. Our total revenue for the six months ended June 30, 2022 and 2021 was $93.4 million and $66.3 million, respectively, representing period-over-period growth of 41%. As we have grown our business, we have made significant investments in sales and marketing and research and development. As a result, our net loss was $18.7 million and $11.7 million for the three months ended June 30, 2022 and 2021, respectively, and $33.9 million and $24.2 million for the six months ended June 30, 2022 and 2021, respectively.

Initial Public Offering
In November 2021, we completed our IPO in which we issued and sold 10,000,000 shares of our common stock at a public offering price of $14.00 per share, resulting in net proceeds of $124.1 million after deducting underwriting discounts and commissions of $9.8 million and offering costs of $6.1 million. We incurred offering expenses, net of a reimbursement received from the underwriters, of approximately $6.2 million in connection with the IPO, of which $0.1 million was paid in the first quarter of 2022. In connection with the IPO, all the shares of outstanding convertible preferred stock were automatically converted into an equivalent number of shares of common stock.
Key Factors Affecting Our Performance
Acquiring New Customers
We believe that understanding and improving customer experiences through human insight represents a broad and underpenetrated market opportunity. We will continue to invest in sales and marketing to continue to acquire new customers, and our go-to-market model is built in a scalable way to support new customer growth of all sizes.
Expanding Within Existing Customers Across Core and New Functional Teams
We are focused on driving value, additional adoption, and growth within existing customers using our land-and-expand model. Our platform’s use cases are continuing to expand as customers continue to see value from human insight, which drives adoption across multiple teams.
Continuing to Grow Internationally
To further our international strategy and focus, we have sales offices in Edinburgh, Scotland covering the Europe, Middle East, and Africa region and Singapore covering the Asia-Pacific region. During the three and six months ended June 30, 2022, approximately 21% and 20%, respectively, of our total revenue came from customers outside the United States. International revenue for the three and six months ended June 30, 2022 increased approximately 55% and 63%, respectively, compared to the prior year period. We believe international expansion will be a key growth driver for our business.
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
Customers

	June 30, 2022	December 31, 2021	June 30, 2021
Total Customers(1)	2,550	2,350	2,010
Large Customers	376	305	249
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
Net Dollar-based Retention Rate

	June 30, 2022	December 31, 2021	June 30, 2021
Net Dollar-based Retention Rate	112%	118%	117%
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
The following table sets forth our calculated billings and growth rate, and provides a reconciliation of revenue to calculated billings, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except percentages)		(in thousands, except percentages)
Revenue	$47,562	$35,079	$93,414	$66,269
Increase in contract liabilities	5,073	6,411	8,841	11,438
Calculated billings (non-GAAP)	$52,635	$41,490	$102,255	$77,707
Calculated billings growth rate	27%	64%	32%	51%

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
In response to COVID-19, we currently offer a flexible hybrid working model which allows our employees to choose to either work remotely or in-person, with all in-person events remaining voluntary. We have experienced, and may continue to experience, a reduction in certain operating expenses as compared to our expenses prior to the COVID-19 pandemic, such as travel and entertainment, as we allow all in-person events to be voluntary. However, these savings were offset by other investments across the business, such that operating expenses were not materially impacted. In addition, our revenue generation has not been significantly affected by the COVID-19 pandemic, as the loss of certain existing customers and the inability of certain existing customers to make payments when due as a result of the adverse impact of COVID-19 on those customers’ businesses was generally offset by new customer acquisition. Driven by the acceleration of digital transformation initiatives in response to the COVID-19 pandemic, we believe some customers, including those customers with predominantly physical operations, turned to our platform to quickly build out or add sophistication to their digital customer experiences. Additionally, some new customers leveraged our platform to create a more seamless integration between their online and offline presence. Overall, there has not been a material impact to our business as a result of COVID-19.
The extent of the impact of COVID-19 on our business and financial performance may be influenced by a number of factors, many of which we cannot control, including the duration and spread of the pandemic, future spikes of COVID-19 infections resulting in renewed or new preventive measures, the severity of the economic decline attributable to the pandemic, the timing and nature of a potential economic recovery, and the impact on our customers and our sales cycles. See Part II, Item IA, “Risk Factors” of this Quarterly Report on Form 10-Q for additional information.
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

Professional Services
Professional services primarily consist of fees from professional services including research studies, training services, and strategy workshops. Professional services are generally considered distinct from access to our platform. We recognize revenue from service engagements that occur over a period of time on a proportional performance basis as the services are delivered. While we expect our professional services revenue to increase over the long term in terms of absolute dollars, professional services revenue will fluctuate and may decline from period to period and may not grow consistently with our subscription revenue.
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
Research and Development
Research and development expenses primarily consist of personnel-related expenses, including stock-based compensation directly associated with our research and development employees and outside services costs. Research and development costs are expensed as incurred. We expect that our research and development expenses will increase in absolute dollars in the near term as we focus on further developing our platform and infrastructure. Although we expect our research and development expenses will increase in absolute dollars in future periods and may vary from period to period as a percentage of revenue in the near term, we expect that research and development expenses will decline as a percentage of revenue in the long term.
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
Other Income (Expense), Net
Other income (expense), net consists primarily of miscellaneous non-operational income and expense, including grant money received from a grant agreement as well as sublease income.
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

Results of Operations
The following tables set forth selected condensed consolidated statements of operations data for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Subscription	$45,170	$32,250	$88,383	$60,932
Professional services	2,392	2,829	5,031	5,337
Total revenue	47,562	35,079	93,414	66,269
Cost of revenue(1)(2):
Subscription	8,489	7,225	16,106	13,842
Professional services	2,530	2,038	4,712	4,123
Total cost of revenue	11,019	9,263	20,818	17,965
Gross profit	36,543	25,816	72,596	48,304
Operating expenses(1)(2):
Sales and marketing	33,318	20,535	63,387	39,128
Research and development	11,890	9,816	22,970	19,585
General and administrative	10,056	6,974	20,001	13,325
Total operating expenses	55,264	37,325	106,358	72,038
Loss from operations	(18,721)	(11,509)	(33,762)	(23,734)
Interest income, net	8	34	20	74
Other income (expense), net	100	(61)	20	(213)
Loss before provision for income taxes	(18,613)	(11,536)	(33,722)	(23,873)
Provision for income taxes	107	185	201	294
Net loss	$(18,720)	$(11,721)	$(33,923)	$(24,167)
_______________
(1)Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue:
Subscription	$217	$11	$342	$19
Professional services	278	46	462	82
Operating expenses:
Sales and marketing	3,473	375	6,137	675
Research and development	1,884	222	3,190	383
General and administrative	2,251	570	5,249	973
Total stock-based compensation expense	$8,103	$1,224	$15,380	$2,132
In September 2021, we granted RSUs to our employees which will vest based upon the satisfaction of both service-based and liquidity event-based vesting conditions. We recognize stock-based compensation expense associated with these RSUs, using an accelerated attribution method, beginning in November 2021, as the liquidity event-based vesting condition applicable to these RSUs was satisfied upon the effectiveness of our IPO in November 2021. We recognized stock-based compensation expense of $3.9 million and $8.5 million associated with these RSUs for the three and six months ended June 30, 2022, respectively.

(2)Includes amortization of acquired intangible assets as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue:
Subscription	$21	$167	$42	$329
Operating expenses:
Sales and marketing	—	49	—	97
Research and development	42	46	85	87
General and administrative	—	—	—	—
Total amortization of acquired intangible assets	$63	$262	$127	$513
The following table sets forth selected condensed consolidated statements of operations data expressed as a percentage of revenue for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Subscription	95%	92%	95%	92%
Professional services	5	8	5	8
Total revenue	100	100	100	100
Cost of revenue:
Subscription	18	20	17	21
Professional services	5	6	5	6
Total cost of revenue	23	26	22	27
Gross profit	77	74	78	73
Operating expenses:
Sales and marketing	70	59	68	59
Research and development	25	28	25	30
General and administrative	21	20	21	20
Total operating expenses	116	107	114	109
Loss from operations	(39)	(33)	(36)	(36)
Interest income, net	—	—	—	—
Other income (expense), net	—	—	—	—
Loss before provision for income taxes	(39)	(33)	(36)	(36)
Provision for income taxes	—	—	—	—
Net loss	(39)%	(33)%	(36)%	(36)%
Comparison of the Three and Six Months Ended June 30, 2022 and 2021
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Subscription	$45,170	$32,250	$12,920	40%	$88,383	$60,932	$27,451	45%
Professional services	2,392	2,829	(437)	(15)%	5,031	5,337	(306)	(6)%
Total revenue	$47,562	$35,079	$12,483	36%	$93,414	$66,269	$27,145	41%

Total revenue for the three and six months ended June 30, 2022 increased by $12.5 million and $27.1 million, or 36% and 41%, respectively, as compared to the three and six months ended June 30, 2021 primarily due to the increase in subscription revenue described below.
Subscription revenue for the three and six months ended June 30, 2022 increased by $12.9 million and $27.5 million, or 40% and 45%, respectively, as compared to the three and six months ended June 30, 2021. The increase was primarily due to net growth with existing customers, as reflected in our net revenue dollar-based retention rate of 112% as of June 30, 2022, and sales to new customers as reflected by the increase in our total customers to 2,550 as of June 30, 2022 compared to 2,010 as of June 30, 2021. The increase in subscription revenue was also impacted by the sales tax adjustments that resulted in a $1.0 million net increase in subscription revenue for the six months ended June 30, 2022 primarily due to the favorable resolution of potential sales tax liabilities. Excluding the $1.0 million favorable sales tax adjustments, subscription revenue would have been $87.4 million for the six months ended June 30, 2022, up 43% as compared to $60.9 million for the six months ended June 30, 2021. See Note 4 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details regarding the sales tax reversal.
Professional services revenue for the three and six months ended June 30, 2022 decreased by $0.4 million and $0.3 million, or 15% and 6%, respectively, as compared to the three and six months ended June 30, 2021. The decrease was primarily due to the amount of professional services engagements sold and the timing of the performance of those services as customers requested to have more services completed in the three and six months ended June 30, 2021 as compared to the three and six months ended June 30, 2022.
Cost of Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Subscription	$8,489	$7,225	$1,264	17%	$16,106	$13,842	$2,264	16%
Professional services	2,530	2,038	492	24%	4,712	4,123	589	14%
Cost of revenue	11,019	9,263	1,756	19%	20,818	17,965	2,853	16%
Gross Profit	$36,543	$25,816	$10,727	42%	$72,596	$48,304	$24,292	50%
Gross Margin:
Subscription	81%	78%			82%	77%
Professional Services	(6)%	28%			6%	23%
Total gross margin	77%	74%			78%	73%
Cost of revenue for the three and six months ended June 30, 2022 increased by $1.8 million and $2.9 million, or 19% and 16%, respectively, as compared to the three and six months ended June 30, 2021, primarily due to the increase in subscription cost of revenue described below.
Subscription cost of revenue for the three and six months ended June 30, 2022 increased by $1.3 million and $2.3 million, or 17% and 16%, respectively, as compared to the three and six months ended June 30, 2021, primarily driven by increased personnel-related costs of $1.2 million and $2.3 million for the three and six months ended June 30, 2022, respectively, and increased platform and hosting costs of $0.2 million in each period as a result of increased usage of our platform, partially offset by decreased amortization of intangible assets of $0.1 million and $0.3 million for the three and six months ended June 30, 2022, respectively.
Professional services cost of revenue for the three and six months ended June 30, 2022 increased by $0.5 million and $0.6 million, or 24% and 14%, respectively, as compared to the three and six months ended June 30, 2021, primarily driven by increased personnel-related costs.

Operating Expenses
Sales and Marketing

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$33,318	$20,535	$12,783	62%	$63,387	$39,128	$24,259	62%
Percentage of revenue	70%	59%		11%	68%	59%		9%
Sales and marketing expenses for the three and six months ended June 30, 2022 increased by $12.8 million and $24.3 million, or 62% and 62%, respectively, as compared to the three and six months ended June 30, 2021. The increase in sales and marketing expenses was primarily attributable to an increase in personnel-related expenses of $9.9 million and $19.5 million for the three and six months ended June 30, 2022, respectively, due to increased headcount, from 296 as of June 30, 2021 to 426 as of June 30, 2022, to support the growth in our sales force and customer success organization, and partly due to the recognition of $1.7 million and $3.3 million in stock-based compensation expense for the three and six months ended June 30, 2022, respectively, using an accelerated attribution method for RSUs granted prior to our IPO, as the liquidity event-based vesting condition applicable to such RSUs was satisfied upon the effectiveness of our IPO in November 2021. The remaining increase in sales and marketing expenses for the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021 was mainly attributed to an increase in travel and entertainment expenses of $1.3 million and $1.5 million for the three and six months ended June 30, 2022, respectively, an increase in office expenses of $0.8 million and $1.3 million for the three and six months ended June 30, 2022, respectively, as well as an increase in non-personnel costs in demand generation, branding, and product awareness of $0.6 million and $1.2 million for the three and six months ended June 30, 2022, respectively.
Research and Development

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Research and development	$11,890	$9,816	$2,074	21%	$22,970	$19,585	$3,385	17%
Percentage of revenue	25%	28%		(3)%	25%	30%		(5)%
Research and development expenses for the three and six months ended June 30, 2022 increased by $2.1 million and $3.4 million, or 21% and 17%, respectively, as compared to the three and six months ended June 30, 2021. The increase in research and development expenses was primarily attributable to an increase of $2.5 million and $4.2 million in personnel-related expenses for the three and six months ended June 30, 2022, respectively, due to increased headcount for the development of our platform, from 145 as of June 30, 2021 to 181 as of June 30, 2022, and partly due to the recognition of $0.8 million and $1.6 million in stock-based compensation expense for the three and six months ended June 30, 2022, respectively, using an accelerated attribution method for RSUs granted prior to our IPO, as the liquidity event-based vesting condition applicable to such RSUs was satisfied upon the effectiveness of our IPO in November 2021. The increase in research and development expense for the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021 was also due to an increase in office expenses of $0.3 million and $0.5 million for the three and six months ended June 30, 2022, respectively. The increase was partially offset by a $0.8 million and $1.4 million decrease in professional and outside services used to support our research and maintain our platform and infrastructure for the three and six months ended June 30, 2022, respectively.
General and Administrative

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$10,056	$6,974	$3,082	44%	$20,001	$13,325	$6,676	50%
Percentage of revenue	21%	20%		1%	21%	20%		1%
General and administrative expenses for the three and six months ended June 30, 2022 increased by $3.1 million and $6.7 million, or 44% and 50%, respectively, as compared to the three and six months ended June 30, 2021. The increase in general and administrative expenses was primarily attributable to an increase of $1.4 million and $4.5 million in personnel-related expenses for the three and six months ended June 30, 2022, respectively, due to increased headcount, from 73 as of June 30, 2021 to 75 as of June 30, 2022, to support the growth of our business, and partly due to the recognition of $1.3 million and $3.4 million in stock-based compensation expense for the three and six months ended June 30, 2022, respectively, using an accelerated attribution method for RSUs granted prior to our IPO, as the liquidity event-based vesting condition applicable to such RSUs was satisfied upon the effectiveness of our IPO in November 2021. The remaining increase in general and administrative expenses for the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021 was mainly due to an increase in office expenses of $1.0 million and $2.2 million for the three and six months ended June 30, 2022, respectively, and an increase in professional and outside services to support our overall business growth of $0.6 million and $1.1 million for the three and six months ended June 30, 2022, respectively. The increase for the six months ended June 30, 2022 was partially offset by a $1.2 million reversal of sales and use tax accruals including related penalties and interest, previously recognized as general and administrative expense. See Note 4 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details regarding the sales tax reversal.
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
Non-GAAP Gross Profit and Gross Margin

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands)
GAAP gross profit	$36,543	$25,816	$72,596	$48,304
GAAP gross margin	77%	74%	78%	73%
Adjustments:
Stock-based compensation expense	495	57	804	101
Amortization of intangible assets	21	167	42	329
Non-GAAP gross profit	$37,059	$26,040	$73,442	$48,734
Non-GAAP gross margin	78%	74%	79%	74%
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

Non-GAAP Operating Loss and Operating Loss Margin

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands)
GAAP operating loss	$(18,721)	$(11,509)	$(33,762)	$(23,734)
GAAP operating loss margin	(39)%	(33)%	(36)%	(36)%
Adjustments:
Stock-based compensation expense	8,103	1,224	15,380	2,132
Amortization of intangible assets	63	262	127	513
Reversal of sales and use tax accruals, penalties and interest	—	—	(1,157)	—
Non-GAAP operating loss	$(10,555)	$(10,023)	$(19,412)	$(21,089)
Non-GAAP operating loss margin	(22)%	(29)%	(21)%	(32)%
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
Free Cash Flow

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands)
Net cash used in operating activities	$(1,272)	$(8,011)	$(16,781)	$(18,846)
Add: Purchases of property and equipment	(370)	(535)	(695)	(971)
Free cash flow	$(1,642)	$(8,546)	$(17,476)	$(19,817)
Free cash flow margin	(3)%	(24)%	(19)%	(30)%
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
Liquidity and Capital Resources
As of June 30, 2022 and December 31, 2021, our principal sources of liquidity were cash and cash equivalents of $164.4 million and $178.4 million, respectively, which were held for working capital purposes. Our cash and cash equivalents primarily consist of cash deposited in money market or holding accounts with financial institutions.
Since our inception, we have financed our operations primarily through proceeds received from sales of equity securities and payments from our customers. In November 2021, we completed our IPO in which we issued and sold 10,000,000 shares of our common stock at a public offering price of $14.00 per share, resulting in net proceeds of $124.1 million after deducting underwriting discounts and commissions of $9.8 million and offering costs of $6.1 million. Additionally, as of June 30, 2022, we had a revolving line of credit to obtain up to $5.5 million in debt financing. As of

June 30, 2022 and December 31, 2021, we had no outstanding borrowings under our revolving line of credit. Our principal uses of cash in recent periods have been to fund our operations, invest in research and development, and to purchase investments.
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
There were no material changes outside of the ordinary course of business in our commitments and contractual obligations for the three and six months ended June 30, 2022 from the commitments and contractual obligations disclosed in the section titled “Management's Discussion and Analysis of Financial Condition and Results of Operations,” set forth in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 4, 2022.
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
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(16,781)	$(18,846)
Net cash used in investing activities	(695)	(1,121)
Net cash provided by (used in) financing activities	3,481	(3,535)
Operating Activities
Net cash used in operating activities of $16.8 million for the six months ended June 30, 2022 was primarily due to net loss of $33.9 million, partially offset by noncash charges for stock-based compensation of $15.4 million, amortization of deferred contract acquisition costs of $4.5 million, and depreciation and amortization of $0.8 million. Changes in operating assets and liabilities decreased cash flows from operations by $3.7 million primarily due to a net decrease in accounts payable and accrued liabilities of $9.4 million, an increase in deferred contract acquisition costs of $4.5 million, and an increase in prepaid expenses and other assets of $3.7 million, partially offset by an increase in contract liabilities of $8.8 million, and a decrease in accounts receivable of $5.1 million.
Net cash used in operating activities of $18.8 million for the six months ended June 30, 2021 was primarily due to net loss of $24.2 million, partially offset by noncash charges for amortization of deferred contract acquisition costs of $3.0 million, stock-based compensation of $2.1 million, and depreciation and amortization of $0.8 million. Changes in operating assets and liabilities decreased cash flows from operations by $0.6 million primarily due to an increase in accounts receivable of $5.8 million due to increases in subscriptions, an increase in deferred contract acquisition costs of $5.4 million, and an increase in prepaid expenses and other current assets of $3.3 million, partially offset by an increase in contract liabilities of $11.4 million from increases in subscriptions, an increase in accounts payable and accrued liabilities of $1.8 million, and an increase in other liabilities of $0.6 million.
Investing Activities
Net cash used in investing activities of $0.7 million for the six months ended June 30, 2022 was related to capital expenditures of $0.7 million to support ongoing operations.
Net cash used in investing activities of $1.1 million for the six months ended June 30, 2021 was related to capital expenditures of $1.0 million to support ongoing operations and an acquisition of intangible assets for $0.2 million.
Financing Activities
Net cash provided by financing activities of $3.5 million for the six months ended June 30, 2022 was primarily related to the proceeds received from the shares issued and purchased under the 2021 Employee Stock Purchase Plan (2021 ESPP) of $2.0 million and exercise of stock options of $1.6 million, partially offset by the payment of offering costs related to the IPO of $0.1 million.
Net cash used in financing activities of $3.5 million for the six months ended June 30, 2021 was primarily related to the payment of offering costs related to the IPO of $2.6 million and payment of deferred purchase consideration of $1.8 million, partially offset by the proceeds received from the exercise of stock options of $0.8 million.
Debt Obligations
In June 2021, we entered into a Fifth Loan and Security Modification Agreement with Western Alliance, which provides us the ability to borrow up to $5.5 million, maturing on June 18, 2024 and which accrues interest at a per annum rate equal to the greater of 3.25% and the prime rate as reported in The Wall Street Journal or such other rate of interest publicly announced from time to time by Western Alliance as its prime rate (4.75% at June 30, 2022 and 3.25% at December 31, 2021). Pursuant to this agreement, we are required to maintain at all times unrestricted cash with Western Alliance in an amount equal to at least $5.5 million.
As of June 30, 2022 and December 31, 2021, we had no outstanding borrowings pursuant to the above credit facility and were in compliance with the above agreement with Western Alliance.
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
Contract liabilities consist of deferred revenue and customer deposits. Deferred revenue represents billings under noncancellable contracts that have been invoiced in advance of revenue recognition and the balance is recognized as revenue when transfer of control to customers has occurred or services have been provided. Customer deposits consist of billings for anticipated revenue generating activities in advance of the start of the contractual term or for the portion of a contract term that is subject to cancellation and refund. Revenue is deferred when we have the right to invoice in advance of performance under a customer contract. The current portion of deferred revenue and customer deposits are recognized during the following 12-month period, provided the customers with cancellable contracts do not invoke their termination rights. As of June 30, 2022 and December 31, 2021, our contract liabilities were $99.8 million and $91.0 million, respectively. The amount of revenue recognized during the six months ended June 30, 2022 and 2021 that was included in contract liabilities at the beginning of each period was $66.7 million and $46.2 million, respectively.
Remaining Performance Obligations
The terms of our subscription agreements are primarily annual and, to a lesser extent, multi-year. Our subscription agreements are generally noncancellable. Revenue allocated to remaining performance obligation represents noncancellable contracted revenue that has not yet been recognized and includes deferred revenue and unbilled amounts that will be recognized as revenue in future periods. Unbilled portions of the remaining performance obligation denominated in foreign currencies are revalued each period based on the period-end exchange rates. Cancellable remaining performance obligations, which includes customer deposits, are not included in our remaining performance obligation disclosure. Unbilled portions of the remaining performance obligation are subject to future economic risks including bankruptcies, regulatory changes, and other market factors. As of June 30, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $121.7 million. As of June 30, 2022, we expect to recognize the significant majority of our remaining performance obligations as revenue over the subsequent twelve months, and the remainder over 24 months. The remaining performance obligations exclude customer deposits and unbilled amounts of cancellable contracted revenue of $5.5 million as of June 30, 2022.
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
We periodically review these costs capitalized to obtain revenue contracts to determine whether events or changes in circumstances have occurred that could impact the recoverability of the asset. There were no impairment losses recorded during the three and six months ended June 30, 2022 and 2021.
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
Stock-Based Compensation
We recognize stock-based compensation expense for all stock-based awards, including stock options, restricted stock awards (RSAs), and restricted stock units (RSUs) granted to employees, directors, and non-employees, and stock purchase rights granted under our 2021 ESPP to employees, using the fair value recognition and measurement provisions, in accordance with applicable accounting standards, which requires compensation expense for the grant-date fair value of stock-based awards to be recognized over the requisite service period. We account for forfeitures when they occur. We estimate the fair values of each stock option and stock purchase right under the 2021 ESPP on the date of grant using the Black-Scholes option pricing model utilizing the assumptions noted below. The expected term of the stock options is based on the average period the stock options are expected to remain outstanding, calculated as the midpoint of the vesting term and the contractual expiration period, as we did not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. The expected term for a stock purchase right under the 2021 ESPP is the applicable purchase periods within an offering period. The expected stock price volatility for our stock was determined by examining the historical volatilities of our industry peers as we did not have any trading history of our common stock.
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
The assumptions used under the Black-Scholes option pricing model to calculate the estimated fair value of stock options granted to employees are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Fair value of common stock	*	$ 4.36	*	$ 3.88 — $ 4.36
Risk-free interest rate	*	1.03% — 1.05%	*	0.95% — 1.05%
Expected term (years)	*	5.96 — 6.06	*	5.73 — 6.06
Expected volatility	*	54.95% — 55.07%	*	54.04% — 55.07%
Expected dividend yield	*	None	*	None
____________
* No stock options were granted during the three and six months ended June 30, 2022.
The following table summarizes the assumptions used to calculate the estimated fair value of stock purchase rights granted under the 2021 ESPP using the Black-Scholes-Merton option pricing model:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Fair value of common stock	4.52	*	4.52	*
Risk-free interest rate	1.54% — 2.66%	*	1.54% — 2.66%	*
Expected term (years)	0.49 — 1.99	*	0.49 — 1.99	*
Expected volatility	53.74% — 60.64%	*	53.74% — 60.64%	*
Expected dividend yield	None	*	None	*
____________
* Not applicable as the 2021 ESPP became effective only upon completion of the IPO in November 2021.
We estimate the fair values of each RSA and RSU based on the fair value of our common stock on the date of grant.

In September 2021, we granted RSUs which vest based upon the satisfaction of both a service-based condition and a liquidity event-based condition. The service-based vesting condition for these awards is generally satisfied over four years. The liquidity event-based vesting condition is satisfied upon the occurrence of a qualifying event, which is generally defined as an underwritten initial public offering or a change in control transaction. The fair value of these RSUs is measured based on the fair value of our common stock on the grant date and the related stock-based compensation expense is recognized using an accelerated attribution method from the time it is deemed probable that the liquidity event-based vesting condition will be met through the time the service-based vesting condition has been achieved. We began recognizing stock-based compensation expense for these RSUs in November 2021 when the liquidity event-based vesting condition applicable to these RSUs was satisfied upon the effectiveness of our IPO. As a result of recognizing stock-based compensation expense for these RSUs using the accelerated attribution method, our stock-based compensation expense in 2022 is expected to be higher as compared to 2021.
Prior to our IPO, the estimated fair value of our common stock underlying the awards was determined by our board of directors with input from management and third-party valuation specialists. The board of directors determined the fair value of our common stock by considering a number of objective and subjective factors including: the valuation of comparable companies, our operating and financial performance, the lack of liquidity of our common stock, transactions in our common stock, and general and industry specific economic outlook, amongst other factors. Following our IPO, we use the quoted closing market price of our common stock as reported on The New York Stock Exchange for the fair value of RSUs, RSAs, stock options and purchase rights under our 2021 ESPP.
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
Interest Rate Risk
We had cash and cash equivalents of $164.4 million as of June 30, 2022. Cash and cash equivalents primarily consist of cash deposited in money market or holding accounts with financial institutions that have an original maturity of three months or less. Cash and cash equivalents are held for working capital purposes. Such interest-earning instruments carry a degree of interest rate risk. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our historical consolidated financial statements.
We did not have any outstanding debt under our credit facility as of June 30, 2022. The revolving line of credit accrues interest on the daily outstanding balance at a per annum rate equal to the greater of 3.25% and the prime rate as reported in The Wall Street Journal or such other rate of interest publicly announced from time to time by Western Alliance as its prime rate (4.75% at June 30, 2022) and will mature on June 18, 2024.
Foreign Currency and Exchange Risk
We are not currently subject to significant foreign currency exchange risk as our U.S. and international sales are predominantly denominated in U.S. dollars as the functional currency of our foreign subsidiaries is the U.S. dollar. Monetary assets and liabilities are remeasured using foreign currency exchange rates at the end of the period, and non-monetary assets are remeasured based on historical exchange rates. Gains and losses due to foreign currency are the result of either the remeasurement of subsidiary balances or transactions denominated in currencies other than the foreign subsidiaries’ functional currency and are included in other income (expense), net in our statement of operations. Our results of current and future operations are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our historical condensed consolidated financial statements for the three and six months ended June 30, 2022 and 2021. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.
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
•Unfavorable conditions in our industry or the economy more generally or reductions in information technology spending could limit our ability to grow our business and adversely affect our business, operating results, and financial condition.
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
We have incurred net losses in each fiscal year since inception, we expect to incur net losses for the foreseeable future, and we may not achieve or sustain profitability in the future. We incurred net losses of $33.9 million and $24.2 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022 and December 31, 2021, we had an accumulated deficit of $237.1 million and $203.2 million, respectively. We expect to make significant future expenditures related to the development and expansion of our business, including acquiring new customers, expanding relationships with existing customers across core and new departments, expanding our global footprint, innovating and expanding our platform, growing our sales and marketing investments, expanding our operations and infrastructure both domestically and internationally, attracting and retaining our community of contributors, and in connection with legal, tax, accounting, and other administrative and compliance expenses related to operating as a public company. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. While our revenue has grown in recent years, if our revenue declines or fails to grow at a rate faster than these increases in our operating expenses, we may not be able to achieve or sustain profitability in future periods. As a result, we may continue to generate losses. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain profitability in any given period, or at all.
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
During the six months ended June 30, 2022 and 2021, sales and marketing expenses represented approximately 68% and 59% of our total revenue, respectively. We plan to continue expanding our sales efforts, both domestically and internationally, but we may be unable to hire qualified sales personnel, may be unable to successfully train those sales personnel that we are able to hire, and sales personnel may not become fully productive on the timelines that we have projected or at all. Additionally, although we dedicate significant resources to sales and marketing programs, these sales and marketing programs may not have the desired effect and may not expand sales. We cannot assure you that our efforts would result in attracting new customers, increased sales to existing customers, and additional revenue. If our efforts to attract new customers or expand within existing customers are not successful, our business, operating results, and financial condition would be adversely affected.
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
Moreover, cyber-attacks and other malicious Internet-based activities continue to increase generally. Further, we may experience increased cyber-attacks and security challenges as our employee base works on a flexible hybrid working model, which allows our employees to choose to work remotely. Because the techniques used to obtain unauthorized access to or sabotage systems change frequently and generally are not identified until they are launched against a target, we and our service providers may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, third parties may attempt to fraudulently induce employees, contractors, or contributors to disclose information to gain access to our data, our customers’ data, or our contributors’ data. We could suffer significant damage to our brand and reputation if a cyber-attack or other security incident were to result in unauthorized access to or modification of any of our customer’s data, contributor’s data, other external data, or our own data or our IT systems or if the services we provide to our customers were disrupted, or if our platform is perceived as having security vulnerabilities. Customers and contributors could lose confidence in the security and reliability of our platform and perceive them to be not secure. This could lead to fewer customers and contributors using our platform and result in reduced revenue and earnings. The costs we would incur to address and respond to these security incidents, and to prevent them thereafter, would increase our expenses. Therefore, these types of security incidents could also lead to lawsuits, regulatory investigations and claims, and increased legal liability.
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
Our operating results may vary based on the impact of changes in our industry or the economy more generally on us or our customers. Our business and operating results depend on demand for information technology generally and for customer experience software solutions platforms in particular, which in turn is influenced by the scale of business that our customers are conducting. Weak economic conditions, either in the U.S. or internationally, including as a result of changes in gross domestic product growth, financial and credit market fluctuations, including recent volatility and disruptions in the capital and credit markets and rising interest rates and inflation, political turmoil, natural catastrophes, domestic or geopolitical crises, such as terrorism, military conflict, war, including the conflict between Russia and Ukraine, or the perception that hostilities may be imminent, and public health crises, such as the COVID-19 pandemic, and related public health measures, have caused, and could continue to cause, a decrease in business investments, including spending on information technology generally. To the extent that weak economic conditions continue to result in our existing customers or potential customers to reduce their budget for customer experience solutions platforms or to perceive spending on such systems as discretionary, demand for our platform may be adversely affected. Moreover, customers and potential customers may require extended billing terms and other financial concessions, which would limit our ability to grow our business and adversely affect our business, operating results, and financial condition.

We have experienced rapid growth and expect to invest in our growth for the foreseeable future. If we fail to manage our growth effectively, then our business, operating results, and financial condition would be adversely affected.
We have experienced rapid growth in recent periods, and we expect to continue to invest broadly across our organization to support our growth. Our total revenue has grown from $66.3 million for the six months ended June 30, 2021 to $93.4 million for the six months ended June 30, 2022. During this period, the number of our employees has grown from 653 as of June 30, 2021 to 860 as of June 30, 2022. Although we have experienced rapid growth historically, we may not sustain our current growth rates, nor can we assure you that our investments to support our growth will be successful. The growth and expansion of our business will require us to invest significant financial and operational resources and the continuous dedication of our management team.
We plan to continue to expand our international operations into more countries in the future, which will place additional demands on our resources and operations. The growth and expansion of our business has placed and continues to place a significant strain on our management, operations, financial infrastructure, and corporate culture. In the event of further growth of our business, our information technology systems and our internal controls and procedures may not be adequate to support our operations. We have also experienced significant growth in the number of customers, transactions, and amount of data that our platform and our associated hosting infrastructure support. For example, we had 376 customers with at least $100,000 of ARR as of June 30, 2022, reflecting growth of 51% from June 30, 2021.
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
Failure to manage growth effectively could result in difficulty or delays in attracting new customers, declines in quality or customer satisfaction and demand for our platform, increases in costs, difficulties in introducing new products and services or enhancing our platform, loss of customers and contributors, difficulties in attracting or retaining talent, or other operational difficulties, any of which could adversely affect our business, operating results, and financial condition. Effectively managing our growth may also be more difficult to accomplish the longer that our customers, our industry and the overall economy are impacted by negative macroeconomic factors, including rising interest rates, inflation, and the effects of global conflict and the COVID-19 pandemic.
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
A key element of our strategy is to invest significantly in our research and development efforts to improve and develop new solutions and rapidly introduce new technologies, features, and functionality of our platform. Our research and development expenses were 25% and 30% of our total revenue for the six months ended June 30, 2022 and 2021, respectively. If we do not spend our research and development budget efficiently or effectively on compelling innovation and technologies, our business may be harmed and we may not realize the expected benefits of our strategy. Moreover, research and development projects can be technically challenging, time-consuming, and expensive. The nature of these research and development cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we are able to offer compelling platform updates and generate revenue, if any, from such investment. Additionally, anticipated demand for an enhancement to our platform could fail to materialize after the development cycle has commenced, and we would nonetheless be unable to avoid substantial costs associated with the development of any such platform enhancement. If we expend a significant amount of resources on research and development and our efforts do not lead to the successful enhancement of our platform that is competitive in our current or future markets, our business, operating results, and financial condition could be adversely affected.
Our long-term success depends, in part, on our ability to expand the sales of our platform to customers located outside of the United States and our current, and any further, expansion of our international operations exposes us to risks that could have a material adverse effect on our business, operating results, and financial condition.
We have been recognizing increased revenue from international sales, and we conduct our business activities in various foreign countries. We currently have operations in North America, Europe, and Asia. In the six months ended June 30, 2022 and 2021, we derived approximately 20% and 18% of our total revenue, respectively, from customers located outside the United States. Our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple cultures, customs, legal systems, regulatory systems, and commercial infrastructures. International expansion will require us to invest significant funds and other resources. Our operations in international markets may not develop at a rate that supports our level of investment. Expanding internationally may subject us to new risks that we have not faced before or increase risks that we currently face, including risks associated with:
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
The majority of our customer base consists of large and mid-sized organizations, and we currently generate a significant portion of our revenue from a relatively small number of organizations. Accordingly, the loss of any one of our larger customers could have a material adverse impact on our revenue. While we expect that the revenue from our largest customers will decrease over time as a percentage of our revenue as we generate more revenue from other customers, we also believe that revenue from our largest customers may continue to account for a significant portion of our revenue, at least in the near term. For example, as of June 30, 2022, one of our customers accounted for approximately 11% of accounts receivable. In the event that these large customers discontinue the use of our platform or uses our platform in a more limited capacity, our business, operating results, and financial condition could be adversely affected.
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
We typically enter into non-cancelable agreements with a term of one year with our customers, but which may be longer or shorter in limited circumstances, with some large, multi-year contracts ranging up to three years. If customers fail to pay us under the terms of our agreements, we may be adversely affected both from the inability to collect amounts due and the cost of enforcing the terms of our contracts, including litigation. The risk of such negative effects increases with the term length of our customer arrangements. Furthermore, some of our customers may seek bankruptcy protection or other similar relief and fail to pay amounts due to us, or pay those amounts in an untimely manner, either of which could adversely affect our operating results, financial position, and cash flow. Moreover, as a result of general macroeconomic conditions, some existing customers have negotiated, and others may attempt to renegotiate, contracts and obtain concessions, including, among other things, longer payment terms or modified subscription dates, or may fail to make payments on their existing contracts, which may materially and negatively impact our business, operating results, and financial condition.
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
Our corporate culture has contributed to our success, and if we cannot maintain this culture as we grow or evolve, we could lose the innovation, creativity, and teamwork fostered by our culture, and our business may be harmed.
We believe that our corporate culture has been a key contributor to our success. We have worked to develop our culture, and we strive to empower our employees to continuously learn, evolve, and grow, and treat each other with respect. If we do not continue to develop our corporate culture as we grow or evolve and as we implement a flexible hybrid working model, including maintaining a culture that encourages a sense of ownership by our employees, it could harm our ability to foster the innovation, creativity, and teamwork we believe that we need to support our growth or evolution. As our organization grows and we are required to implement more complex organizational structures, we may find it increasingly difficult to maintain the beneficial aspects of our corporate culture, which could negatively impact our future success. In addition, potential liquidity events could create disparities of wealth among our employees, which could adversely impact relations among employees and our corporate culture in general. Our recent transition from a private company to a public company may result in a change to our corporate culture, which could adversely impact our business.

Moreover, as we continue to develop our infrastructure, and particularly in light of the reduction in headcount that was instituted in July 2022, and we may find it difficult to maintain valuable aspects of our culture, to prevent a negative effect on employee morale or attrition beyond our planned reduction in headcount, and to attract competent personnel who are willing to embrace our culture, in which case our products and services may suffer and our business, operating results, and financial condition could be adversely impacted.
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
In addition, changes in tax laws and regulations in federal, state, local, and foreign jurisdictions could have material adverse impacts on our business, cash flows, operating results, or financial condition, and could materially affect our tax obligations and effective tax rate. For example, U.S. tax legislation enacted on December 22, 2017, informally titled the Tax Cuts and Jobs Act (the Tax Cuts and Jobs Act), significantly reformed the Internal Revenue Code of 1986, as amended (the Code). This legislation, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest and the use of net operating losses (NOLs) generated in tax years beginning after December 31, 2017, allows for the expensing of capital expenditures and puts into effect the migration from a “worldwide” system of taxation to a “territorial system.” The Tax Cuts and Jobs Act is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury and the Internal Revenue Service, any of which could lessen or increase certain adverse impacts of the legislation. As we maintain a full valuation allowance against our U.S. federal and state NOL carryforwards, these changes did not impact our consolidated balance sheet as of June 30, 2022. However, in future years, if a deferred tax asset is recognized related to our NOL carryforwards, the changes in the carryforward/carryback periods as well as the new limitation on use of NOL carryforwards may significantly impact our valuation allowance assessments for NOL carryforwards generated after December 31, 2017. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities. Also, governments in certain countries where we do business have enacted legislation in response to the COVID-19 pandemic, including the Coronavirus Aid, Relief, and Economic Security Act enacted by the United States on March 27, 2020. The legislative developments did not have a material impact on our provision for income taxes for the three and six months ended June 30, 2022 and 2021.
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
In order to support our growth and respond to business challenges, such as developing new features or enhancements to our platform to stay competitive, acquiring new technologies, and improving our infrastructure, we have made significant financial investments in our business, and we intend to continue to make such investments. As a result, we may need to engage in equity or debt financings to provide the funds required for these investments and other business endeavors. If we need to access the capital markets, there can be no assurance that financing may be available on attractive terms, if at all, as a result of general macroeconomic conditions, including rising interest rates and inflation. If we raise additional funds through equity or convertible debt issuances, our existing stockholders may suffer significant dilution, and these securities could have rights, preferences, and privileges that are superior to that of holders of our common stock. If we obtain additional funds through debt financing, we may not be able to obtain such financing on terms favorable to us. Such terms may involve restrictive covenants making it difficult to engage in capital raising activities and pursue business opportunities, including potential acquisitions. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired and our business may be adversely affected, requiring us to delay, reduce, or eliminate some or all of our operations.
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
•general economic conditions and trends, including inflation or fluctuating interest rates;
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
All of our directors and officers and the holders of substantially all of our common stock and securities convertible into or exercisable or exchangeable for our common stock were subject to lock-up agreements entered into in connection with our IPO that restricted their ability to transfer shares of our common stock, subject to specific exceptions, until the expiration of the lock-up agreement period. All of our outstanding shares of common stock, other than those sold in our IPO which were already freely tradable, became eligible for sale on May 6, 2022, upon expiration of this lock-up period, except for any shares held by our affiliates which may only be sold in accordance with Rule 144 under the Securities Act.
In addition, there were 21,021,385 shares of common stock issuable upon the exercise of stock options outstanding and 6,145,758 shares subject to RSUs as of June 30, 2022. We have filed a registration statement to register shares reserved for future issuance under our equity compensation plans. The shares of common stock will become eligible for sale in the public market to the extent such options are exercised, subject to compliance with applicable securities laws.
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
•we have implemented a flexible hybrid working model, whereby we allow our employees to choose to work either remotely or in person, with all in-person events remaining voluntary, resulting in a substantial majority of our employees working from home;

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
Our corporate headquarters are located in the San Francisco Bay Area and we operate or utilize data centers that are located in North America and Europe. Additionally, we rely on our network and third-party infrastructure, enterprise applications, internal technology systems, and our website for our development, marketing, operational support, hosted services, and sales activities. The west coast of the United States, where our corporate headquarters are located, contains active earthquake zones and have been subject to numerous devastating wildfires and associated electrical blackouts. In the event of a catastrophic event, including a natural disaster such as an earthquake, hurricane, fire, flood, tsunami, or tornado, or other catastrophic event such as power loss, telecommunications failure, software or hardware malfunction, cyber-attack, war, terrorist attack, or incident of mass violence in the San Francisco Bay Area or elsewhere where our operations or data centers are located or where certain other systems and applications that we rely on are hosted, we may be unable to continue our operations and may endure significant system interruptions, reputational harm, delays in our application development, lengthy interruptions in our platform, breaches of data security, and loss of critical data, all of which could have an adverse effect on our future operating results. In addition, natural disasters, the effects of climate change, cyber-attacks, acts of terrorism and war, including the ongoing conflict between Russia and Ukraine, public health crises, such as pandemics and epidemics, or other catastrophic events could cause disruptions in our or our customers’ businesses, national economies, or the world economy as a whole.
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
Dated: August 4, 2022

UserTesting, Inc.

By:	/s/ Andrew MacMillan
Name:	Andrew MacMillan
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jon Pexton
Name:	Jon Pexton
Title:	Chief Financial Officer (Principal Financial Officer)