Form 10-Q
period 2022-09-30
UserTesting, Inc.
filed 2022-10-31
CIK 1557127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
As of October 25, 2022, 144,713,010 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

		Page
Part I - Financial Information
Item 1.	Financial Statements (Unaudited)	6
	Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021	6
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2022 and 2021	7
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit) for the Three and Nine Months Ended September 30, 2022 and 2021	8
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021	10
	Notes to Condensed Consolidated Financial Statements	11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48
Item 4.	Controls and Procedures	48

Part II - Other Information
Item 1.	Legal Proceedings	50
Item 1A.	Risk Factors	50
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	84
Item 3.	Defaults Upon Senior Securities	84
Item 4.	Mine Safety Disclosures	84
Item 5.	Other Information	84
Item 6.	Exhibits	85
Signatures		86

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
•global macro-economic conditions, including the effects of inflation, rising interest rates and market volatility on the global economy;
•attraction and retention of qualified employees and effective management of our workforce;
•increased expenses associated with being a public company;
•the proposed transaction with Thoma Bravo and our ability to consummate the transaction in a timely manner or at all; and
•other statements regarding our future operations, financial condition, and prospects and business strategies.

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

Part I - Financial Information
Item 1. Financial Statements (Unaudited)
USERTESTING, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$164,618	$178,430
Accounts receivable, net	34,058	47,973
Costs capitalized to obtain revenue contracts, current	8,621	8,116
Prepaid expenses and other current assets	8,512	6,045
Total current assets	215,809	240,564
Property and equipment, net	2,916	3,257
Operating lease right-of-use assets, net	12,852	16,401
Intangible assets, net	449	640
Goodwill	8,785	8,785
Costs capitalized to obtain revenue contracts, non-current	12,256	12,941
Other long-term assets	808	540
Total assets	$253,875	$283,128
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,524	$1,544
Contract liabilities	96,831	90,952
Operating lease liabilities, current	5,219	5,271
Accrued expenses and other current liabilities	12,536	21,799
Total current liabilities	116,110	119,566
Operating lease liabilities, non-current	9,346	12,996
Other long-term liabilities	887	887
Total liabilities	126,343	133,449
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value per share: 10,000 shares authorized and no shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Common stock and capital in excess of par value, $0.0001 par value per share: 2,000,000 shares authorized, and 144,625 and 142,241 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	379,848	352,881
Accumulated deficit	(252,316)	(203,202)
Total stockholders’ equity	127,532	149,679
Total liabilities and stockholders’ equity	$253,875	$283,128
The accompanying notes are an integral part of these condensed consolidated financial statements.

USERTESTING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Subscription	$47,517	$35,951	$135,900	$96,883
Professional services	1,891	2,694	6,922	8,031
Total revenue	49,408	38,645	142,822	104,914
Cost of revenue
Subscription	8,501	7,388	24,607	21,230
Professional services	2,402	2,124	7,114	6,247
Total cost of revenue	10,903	9,512	31,721	27,477
Gross profit	38,505	29,133	111,101	77,437
Operating expenses:
Sales and marketing	29,662	23,384	93,049	62,512
Research and development	10,804	9,543	33,774	29,128
General and administrative	10,980	6,492	30,981	19,817
Restructuring	1,385	—	1,385	—
Total operating expenses	52,831	39,419	159,189	111,457
Loss from operations	(14,326)	(10,286)	(48,088)	(34,020)
Interest income, net	24	29	44	103
Other income (expense), net	(582)	896	(562)	683
Loss before provision for income taxes	(14,884)	(9,361)	(48,606)	(33,234)
Provision for income taxes	307	275	508	569
Net loss	$(15,191)	$(9,636)	$(49,114)	$(33,803)
Net loss per share attributable to common stockholders, basic and diluted	$(0.11)	$(0.49)	$(0.34)	$(1.80)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	144,211	19,558	143,347	18,798
The accompanying notes are an integral part of these condensed consolidated financial statements.

USERTESTING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)
(unaudited)

	Three Months Ended September 30, 2022
	Convertible preferred stock		Common stock and capital in excess of par value		Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance as of June 30, 2022	—	$—	143,890	$371,844	$(237,125)	$134,719
Issuance of common stock upon exercise of stock options	—	—	559	688	—	688
Vesting of restricted stock units	—	—	176	—	—	—
Stock-based compensation expense	—	—	—	7,316	—	7,316
Net loss	—	—	—	—	(15,191)	(15,191)
Balance as of September 30, 2022	—	$—	144,625	$379,848	$(252,316)	$127,532

	Three Months Ended September 30, 2021
	Convertible preferred stock		Common stock and capital in excess of par value		Accumulated deficit	Total stockholders’ (deficit)
	Shares	Amount	Shares	Amount
Balance as of June 30, 2021	110,851	$201,531	18,940	$15,054	$(176,648)	$(161,594)
Issuance of common stock upon exercise of stock options and vesting of restricted stock awards	—	—	1,061	1,018	—	1,018
Stock-based compensation expense	—	—	—	2,787	—	2,787
Net loss	—	—	—	—	(9,636)	(9,636)
Balance as of September 30, 2021	110,851	$201,531	20,001	$18,859	$(186,284)	$(167,425)

	Nine Months Ended September 30, 2022
	Convertible preferred stock		Common stock and capital in excess of par value		Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2021	—	$—	142,241	$352,881	$(203,202)	$149,679
Issuance of common stock upon exercise of stock options	—	—	1,680	2,244	—	2,244
Issuance of common stock under the employee stock purchase plan	—	—	497	2,027	—	2,027
Vesting of restricted stock units	—	—	207	—	—	—
Stock-based compensation expense	—	—	—	22,696	—	22,696
Net loss	—	—	—	—	(49,114)	(49,114)
Balance as of September 30, 2022	—	$—	144,625	$379,848	$(252,316)	$127,532

	Nine Months Ended September 30, 2021
	Convertible preferred stock		Common stock and capital in excess of par value		Accumulated deficit	Total stockholders’ (deficit)
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	110,851	$201,531	17,948	$12,118	$(152,481)	$(140,363)
Issuance of common stock upon exercise of stock options and vesting of restricted stock awards	—	—	2,053	1,822	—	1,822
Stock-based compensation expense	—	—	—	4,919	—	4,919
Net loss	—	—	—		(33,803)	(33,803)
Balance as of September 30, 2021	110,851	$201,531	20,001	$18,859	$(186,284)	$(167,425)
The accompanying notes are an integral part of these condensed consolidated financial statements.

USERTESTING, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(49,114)	$(33,803)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,139	1,204
Stock-based compensation expense	22,696	4,919
Provision for allowance for doubtful accounts	687	154
Amortization of costs capitalized to obtain revenue contracts	6,886	4,757
Changes in operating assets and liabilities:
Accounts receivable	13,228	(7,323)
Costs capitalized to obtain revenue contracts	(6,706)	(8,969)
Prepaid expenses and other assets	(2,734)	(2,877)
Accounts payable	(9)	366
Accrued liabilities	(9,306)	(1,769)
Contract liabilities	5,879	16,784
Other liabilities	86	552
Net cash used in operating activities	(17,268)	(26,005)
Cash flows from investing activities:
Purchase of property and equipment	(713)	(1,955)
Purchase of intangible assets	—	(150)
Net cash used in investing activities	(713)	(2,105)
Cash flows from financing activities:
Payment of offering costs	(102)	(4,025)
Payment of deferred purchase consideration	—	(1,766)
Proceeds from issuance of common stock upon exercise of stock options	2,244	1,822
Proceeds from issuance of common stock under the employee stock purchase plan	2,027	—
Net cash provided by (used in) financing activities	4,169	(3,969)
Net decrease in cash and cash equivalents	(13,812)	(32,079)
Cash and cash equivalents, beginning of period	178,430	96,972
Cash and cash equivalents, end of period	$164,618	$64,893
Supplemental disclosures of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$20	$107
Offering costs in accrued liabilities	$—	$1,151
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
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP) and applicable guidance for interim financial reporting. The condensed consolidated balance sheet as of December 31, 2021 included herein was derived from the audited financial statements as of that date, but, does not include all disclosures normally included in the complete financial statements prepared in accordance with U.S. GAAP. The accompanying condensed consolidated balance sheet as of September 30, 2022, condensed consolidated statements of operations and convertible preferred stock and stockholders’ equity (deficit) for the three and nine months ended September 30, 2022 and 2021, and cash flows for the nine months ended September 30, 2022 and 2021, and amounts relating to such interim periods included in the accompanying notes to the condensed consolidated financial statements are unaudited and certain information and note disclosures have been condensed or omitted pursuant to applicable guidance for interim financial reporting. The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements, and in management’s opinion, include all normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2022 and its results of operations for the three and nine months ended September 30, 2022 and 2021, and cash flows for the nine months ended September 30, 2022 and 2021. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results expected for any future annual or interim period.
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
The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that the Company (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period

USERTESTING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
provided in the JOBS Act. As a result, the Company’s condensed consolidated financial statements may not be comparable to financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards based on public company effective dates.
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
Due to uncertainty in the macroeconomic environment, including as a result of the effects of the COVID-19 pandemic and increasing inflation, there is ongoing disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstances that would require an update to its estimates, judgments or assumptions or a revision to the carrying value of the Company’s assets or liabilities as of the date of issuance of these condensed consolidated financial statements. These estimates, judgments and assumptions may change in the future, as new events occur or additional information is obtained.
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
No single customer accounted for more than 10% of accounts receivable as of September 30, 2022 and December 31, 2021. No single customer accounted for more than 10% of total revenue during the three and nine months ended September 30, 2022 and 2021.
The Company relies on the technology, infrastructure, and software applications, including software-as-a-service offerings, of third parties in order to host or operate certain key products and functions of its business.
Comprehensive Loss
Comprehensive loss is comprised of net loss and other comprehensive income (loss). The Company has no components of other comprehensive income (loss). Therefore, net loss equals comprehensive loss for all periods presented and, accordingly, condensed consolidated statements of comprehensive loss are not presented in a separate statement.
Segment Information
The Company operates in one operating segment. An operating segment is defined as a component of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker, who is the

USERTESTING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Company’s Chief Executive Officer. The Company’s chief operating decision maker is responsible for allocating resources and evaluating the Company’s financial performance.
Cash and Cash Equivalents
The Company considers highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Cash equivalents consist of money market accounts with tiered interest rates and a U.S. government money market fund, which are denominated in U.S. dollars.
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
Financial instruments consist of cash and cash equivalents, accounts receivable and accounts payable. The Company’s cash equivalents consist of money market accounts with tiered interest rates and a U.S. government money market fund, which are carried at fair value. The Company has determined the carrying value to be equal to the fair value and has classified these investments as Level 1 financial instruments.
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

USERTESTING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the Company’s property and equipment, net of accumulated depreciation and amortization, by geographic region (in thousands):

	September 30, 2022	December 31, 2021
United States	$2,178	$2,738
United Kingdom	711	510
Rest of the world	27	9
Total property and equipment, net	$2,916	$3,257
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
The Company did not recognize any impairment charges during the three and nine months ended September 30, 2022 and 2021.
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

USERTESTING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Subscription Revenue
Subscription revenue primarily consists of subscription fees from customer agreements to access the Company’s platform, as well as additional support services. The Company’s customers do not have the ability to take possession of its software. The Company recognizes revenue for subscription fees and additional support services on a straight-line basis over the term of the contract beginning on the date access to the Company’s platform is granted, as the underlying service is a stand-ready performance obligation. Customers may also purchase incremental capacity to the Company’s platform, which is an additional stand-ready performance obligation satisfied and recognized as revenue over the remaining term of the applicable subscription. The Company views its performance obligation as a series of distinct services as the underlying subscription service is made available to the customer on a continuous basis over the contracted period of time, and that are substantially the same and have the same pattern of transfer to the customer. The Company has concluded that each distinct service is satisfied over time, specifically, given that the nature of its promise is not the actual delivery of a specified quantity of service but is rather providing a single service over a period of time. Customers who consume above their committed capacity will be invoiced for overages on a quarterly basis. The Company recognizes the overage fees as variable consideration. Revenue recognized as variable consideration was not material during the three and nine months ended September 30, 2022 and 2021.
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

USERTESTING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
less, and it recognizes renewal commissions over the contract term for renewal contracts greater than one year. Sales commissions on renewal contracts are not considered commensurate with sales commissions on new revenue contracts. Amortization of capitalized contract acquisition costs is included in sales and marketing expense in the condensed consolidated statements of operations.
The Company periodically reviews these costs capitalized to obtain revenue contracts to determine whether events or changes in circumstances have occurred that could impact the recoverability of the asset. There were no impairment losses recorded during the three and nine months ended September 30, 2022 and 2021.
Costs capitalized to obtain revenue contracts earned and capitalized during the three months ended September 30, 2022 and 2021 were $2.2 million and $3.5 million, respectively, and costs capitalized to obtain revenue contracts earned and capitalized during the nine months ended September 30, 2022 and 2021 were $6.7 million and $9.0 million, respectively. Amortization expense for costs capitalized to obtain revenue contracts during the three months ended September 30, 2022 and 2021 was $2.4 million and $1.8 million, respectively, and amortization expense for costs capitalized to obtain revenue contracts during the nine months ended September 30, 2022 and 2021 was $6.9 million and $4.8 million, respectively.
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
Software Development Costs
Software development costs include costs to develop software to be used to meet internal needs and applications used to deliver the Company’s services. The Company capitalizes development costs related to these software applications once the preliminary project stage is complete and it is probable that the project will be completed and the software will be used to perform the function intended. Costs capitalized for developing such software applications were not material for the three and nine months ended September 30, 2022 and 2021.
Research and Development
Research and development expenses primarily consist of personnel-related expenses, including stock-based compensation directly associated with the Company’s research and development employees, contractor costs related to third-party development, and allocated overhead. Research and development costs are expensed as incurred.
Advertising Costs
Advertising costs are expensed as incurred in sales and marketing expense in the condensed consolidated statements of operations and were $2.0 million and $3.0 million for the three months ended September 30, 2022 and 2021, respectively, and $7.3 million and $7.2 million for the nine months ended September 30, 2022 and 2021, respectively.
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

USERTESTING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Stock-Based Compensation
The Company has a stock incentive plan under which equity awards such as stock options, restricted stock awards (RSAs), and restricted stock units (RSUs) are granted to employees, directors, and/or consultants. Stock-based compensation expense related to equity awards is recognized based on the fair value of the awards on the date of grant. The fair value of each stock option is estimated on the grant date using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of subjective assumptions, including the fair value of the underlying common stock, risk-free interest rates, the expected term of the option, expected volatility, and expected dividend yield. The expected term of the stock options is based on the average period the stock options are expected to remain outstanding, calculated as the midpoint of the option’s vesting term and the contractual expiration period, as the Company did not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. The expected stock price volatility for the Company’s stock was determined by examining the historical volatilities of its industry peers as the Company did not have a relevant trading history of its common stock. The risk-free interest rate was calculated using the average of the published interest rates of U.S. Treasury zero-coupon issues with maturities that approximate the expected term. The dividend yield assumption is zero as the Company has no history of, nor plans of, dividend payments. The fair value of each RSA and RSU is estimated based on the fair value of the Company’s common stock on the date of grant. The related stock-based compensation expense for time-based equity awards is recognized on a straight-line basis over the corresponding requisite service period of the awards, which is generally four years.
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

USERTESTING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

USERTESTING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

USERTESTING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2. Revenue
Contract Balances
The Company receives payments from customers based on a billing schedule as established in its customer contracts. Accounts receivable are recorded when the Company contractually has the right to consideration. There were no impairment losses recorded during the three and nine months ended September 30, 2022 and 2021.
Contract liabilities consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Deferred revenue	$91,714	$84,494
Customer deposits	5,117	6,458
Contract liabilities	$96,831	$90,952
Deferred revenue represents billings under noncancellable contracts that have been invoiced in advance of revenue recognition, and the balance is recognized as revenue when transfer of control to customers has occurred or services have been provided. Customer deposits consist of billings for anticipated revenue generating activities in advance of the start of the contractual term or for the portion of a contract term that is subject to cancellation and refund. Revenue is deferred when the Company has the right to invoice in advance of performance under a customer contract. The current portion of deferred revenue and customer deposits are recognized during the following 12-month period, provided the customers with cancellable contracts do not invoke their termination rights. As of September 30, 2022 and December 31, 2021, the Company’s contract liabilities were $96.8 million and $91.0 million, respectively. The amount of revenue recognized during the nine months ended September 30, 2022 and 2021 that was included in contract liabilities at the beginning of each period was $83.6 million and $57.5 million, respectively.
Remaining Performance Obligations
The terms of the Company’s subscription agreements are primarily annual and, to a lesser extent, multi-year. The Company's subscription agreements are generally noncancellable. Revenue allocated to remaining performance obligations represents noncancellable contracted revenue that has not yet been recognized and includes deferred revenue and unbilled amounts that will be recognized as revenue in future periods. Unbilled portions of the remaining performance obligation denominated in foreign currencies are revalued each period based on the period end exchange rates. Cancellable remaining performance obligations, which includes customer deposits, are not included in the Company’s remaining performance obligation disclosure. As of September 30, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $119.8 million. As of September 30, 2022, the Company expects to recognize the significant majority of its remaining performance obligations as revenue over the subsequent twelve months, and the remainder over 24 months. The remaining performance obligations exclude customer deposits and unbilled amounts of cancellable contracted revenue of $5.9 million as of September 30, 2022.
Disaggregation of Revenue
The following table sets forth revenue by geographic area for the periods presented:

	Three Months Ended September 30,
	2022		2021
	(in thousands)	%	(in thousands)	%

United States	$38,845	79%	$31,444	81%
International	10,563	21	7,201	19
Total revenue	$49,408	100%	$38,645	100%

USERTESTING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30,
	2022		2021
	(in thousands)	%	(in thousands)	%

United States	$113,278	79%	$86,082	82%
International	29,544	21	18,832	18
Total revenue	$142,822	100%	$104,914	100%
No single country other than the United States represented 10% or more of the Company’s revenue during the three and nine months ended September 30, 2022 and 2021.
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
The Company’s investment portfolio consists of tiered interest money market accounts and a U.S. government money market fund amounting to $117.9 million as of September 30, 2022 and tiered interest money market accounts amounting to $33.6 million as of December 31, 2021, which are carried at fair value. The Company has determined the carrying value to be equal to the fair value and has classified these investments as Level 1 financial instruments. There were no transfers in or out of Level 3 during the periods presented.
4. Consolidated Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Computer, equipment, and software	$2,879	$2,632
Furniture and fixtures	393	357
Leasehold improvements	2,067	1,822
Property and equipment, gross	5,339	4,811
Less: accumulated depreciation	(2,423)	(1,554)
Property and equipment, net	$2,916	$3,257
Depreciation expense was $0.3 million and $0.2 million for the three months ended September 30, 2022 and 2021, respectively, and $0.9 million and $0.4 million for the nine months ended September 30, 2022 and 2021, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Sales tax payable	$641	$5,528
Accrued compensation and benefits	4,159	7,218
Accrued tax liabilities	2,544	2,805
ESPP liability	1,559	466
Others	3,633	5,782
Accrued expenses and other current liabilities	$12,536	$21,799

USERTESTING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company is subject to indirect taxation in some, but not all, of the various U.S. states and foreign jurisdictions in which it conducts business. Therefore, the Company has an obligation to charge, collect, and remit Value Added Tax or Goods and Services Tax in connection with certain of its foreign sales transactions and sales and use tax in connection with eligible sales to subscribers in certain U.S. states. In addition, on June 21, 2018, the U.S. Supreme Court overturned the physical presence nexus standard and held that states can require remote sellers to collect sales and use tax. As a result of this ruling and given the scope of the Company’s operations, taxing authorities continue to provide regulations that increase the complexity and risks to comply with such laws and could result in substantial liabilities, prospectively as well as retrospectively. The Company was at various stages of negotiations or pursuit of favorable rulings with the respective taxing authorities regarding these liabilities as of December 31, 2021. Based on the information available, the Company continued to evaluate and assess the jurisdictions in which an indirect tax nexus exists and believed that the indirect tax liabilities are adequate and reasonable. However, due to the complexity and uncertainty around the application of these rules by taxing authorities, results may vary materially from the Company’s expectations. The Company recorded its best estimate of the liability (including related penalties and interest) of $4.7 million as of December 31, 2021, which is included in sales tax payable above. During 2021 and 2022, the Company was accepted into the voluntary disclosure agreement process in certain jurisdictions. As a result, the estimated liability as of September 30, 2022 and December 31, 2021 is net of the reversal of sales and use tax accruals including related penalties and interest of $2.9 million in the nine months ended September 30, 2022 and $4.1 million in the fiscal year ended December 31, 2021, pursuant to the respective arrangements. There was no such estimated liability as of September 30, 2022.
5. Goodwill and Intangible Assets, Net
Goodwill
As of September 30, 2022 and December 31, 2021, goodwill was $8.8 million. Goodwill represents the excess of the purchase price over the fair value of net assets acquired from Teston AS in 2020. Goodwill amounts are not amortized but are rather tested for impairment at least annually during the fourth quarter or more frequently if events or changes in circumstances indicate that goodwill may be impaired.
Intangible Assets, Net
Intangible assets, net of $0.4 million and $0.6 million as of September 30, 2022 and December 31, 2021, respectively, consisted of developed technology.
Amortization expense of acquired intangible assets was $0.1 million and $0.3 million for the three months ended September 30, 2022 and 2021, respectively, and $0.2 million and $0.8 million for the nine months ended September 30, 2022 and 2021, respectively.
6. Debt
Revolving Line of Credit
On June 18, 2021, the Company entered into a Fifth Loan and Security Modification Agreement with a lender, which provides the Company with the ability to borrow up to $5.5 million, maturing on June 18, 2024, and which accrues interest at a per annum rate equal to the greater of 3.25% and prime rate as reported in The Wall Street Journal or such other rate of interest publicly announced from time to time by the lender as its prime rate (6.25% at September 30, 2022 and 3.25% at December 31, 2021). The credit facility is secured by a security interest on substantially all the Company’s assets and is subject to certain financial covenants. The Company may use the proceeds of future borrowings under the credit facility for general corporate purposes which may include, without limitation, financing the consideration for and fees, costs and expenses related to an acquisition. Pursuant to this agreement, the Company is required to maintain at all times unrestricted cash with the lender in an amount equal to at least $5.5 million.
As of September 30, 2022 and December 31, 2021, the Company had no outstanding borrowings pursuant to the above credit facility and was in compliance with the above agreement with the lender.

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
Total operating lease costs, excluding short-term lease costs, variable lease costs, and sublease income, each of which were immaterial for the periods presented, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease costs	$1,496	$1,365	$4,499	$4,325
Supplemental cash flow information related to leases were as follows (in thousands):

	Nine Months Ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,635	$3,931
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	372	1,010
The weighted-average remaining lease term and discount rate for the Company’s operating leases were as follows:

	September 30, 2022	December 31, 2021
Weighted-average remaining lease term	2.7 years	3.3 years
Weighted-average discount rate	5.8%	5.8%
The total remaining lease payments under non-cancelable operating leases as of September 30, 2022 were as follows (in thousands):

Remainder of 2022	$1,522
2023	5,696
2024	5,147
2025	3,368
Total undiscounted lease payments	15,733
Less imputed interest	(1,168)
Present value of operating lease liabilities	$14,565
Other Contractual Commitments
The Company’s other contractual commitments relate mainly to third-party cloud infrastructure agreements and online services agreements. There were no material contractual obligations that were entered into during the three and nine months ended September 30, 2022 that were outside the ordinary course of business.
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

USERTESTING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
The Company had the following shares of common stock reserved for future issuance (in thousands):

	September 30, 2022	December 31, 2021
Outstanding stock awards to purchase common stock	26,021	25,181
Stock awards available for future grants	20,538	16,154
Shares available for issuance under 2021 ESPP	4,024	3,100
	50,583	44,435
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

USERTESTING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
The 2021 Plan authorizes the award of both incentive stock options and nonqualified stock options, as well as the award of RSAs, RSUs, stock appreciation rights, and performance and stock bonus awards. Pursuant to the 2021 Plan, incentive stock options may be granted only to employees. The exercise price of an option cannot be less than 100% of the fair value of one share of common stock on the date of grant and the exercise price of any incentive stock option granted to a 10% stockholder cannot be less than 110% of the fair value of one share of common stock on the date of grant. Options are exercisable over periods not to exceed ten years from the date of grant (five years for incentive stock options granted to stockholders owning greater than 10% of all classes). Vesting terms for options is generally four years. The Company may grant all other types of awards to its employees, directors, and consultants.
As of September 30, 2022 and December 31, 2021, 20,538,259 and 16,153,747 shares of common stock have been reserved for issuance under the 2021 Plan, respectively.
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
As of September 30, 2022 and December 31, 2021, 4,024,434 and 3,100,000 shares of common stock have been reserved for issuance under the 2021 ESPP, respectively.

USERTESTING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the stock option activity during the nine months ended September 30, 2022 (in thousands, except per share data):

	Options Outstanding
	Outstanding Stock options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2021	22,690	$1.71	7.56	$153,883
Exercised	(1,680)	1.34		8,431
Forfeited	(1,013)	3.17
Expired	(53)	1.66
Balance as of September 30, 2022	19,944	1.66	6.82	48,015
Vested and exercisable:
September 30, 2022	14,435	$1.22	6.35	$39,336
December 31, 2021	11,917	$0.96	6.66	$88,893
No options were granted during the nine months ended September 30, 2022. The weighted-average grant date fair value of options granted during the nine months ended September 30, 2021 was $4.05.
The following table summarizes the RSU activity during the nine months ended September 30, 2022 (in thousands, except per share data):

	Restricted Stock Units
	Number of Shares	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2021	2,491	$16.11
Granted	4,707	9.21
Vested	(207)	9.70
Forfeited	(914)	12.12
Balance as of September 30, 2022	6,077	11.59
There was no RSA activity during the nine months ended September 30, 2022.
In 2021, the Company began granting RSUs to its employees and directors. These RSUs generally vest upon the satisfaction of a service-based vesting condition with a vesting period of generally four years. In September 2021, the Company granted RSUs settleable for 2,490,942 shares of its common stock with a weighted average grant date fair value of $16.11 per share, which vested based upon the satisfaction of both a service-based condition and a liquidity event-based condition. The Company recognized compensation expense for these RSUs using an accelerated attribution method beginning in November 2021 when the liquidity event-based vesting condition applicable to these RSUs was satisfied upon the effectiveness of the Company’s IPO. The Company recognized stock-based compensation expense of $3.3 million and $11.9 million associated with these RSUs for the three and nine months ended September 30, 2022, respectively.

USERTESTING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Stock-Based Compensation
The assumptions used under the Black-Scholes option pricing model to calculate the estimated fair value of stock options granted to employees are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Fair value of common stock	*	$ 10.97 — 17.04	*	$ 3.88 — 17.04
Risk-free interest rate	*	0.94% — 1.00%	*	0.94% — 1.05%
Expected term (years)	*	5.84 — 6.08	*	5.73 — 6.08
Expected volatility	*	55.24% — 56.82%	*	54.04% — 56.82%
Expected dividend yield	*	None	*	None
____________
* No stock options were granted during the periods presented.
The following table summarizes the assumptions used to calculate the estimated fair value of stock purchase rights granted under the 2021 ESPP using the Black-Scholes-Merton option pricing model:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Fair value of common stock	*	*	$ 4.52	*
Risk-free interest rate	*	*	1.54% — 2.66%	*
Expected term (years)	*	*	0.49 — 1.99	*
Expected volatility	*	*	53.74% — 60.64%	*
Expected dividend yield	*	*	None	*
____________
* No stock purchase rights were granted under the 2021 ESPP during the periods presented.
The total stock-based compensation expense by line item in the accompanying condensed consolidated statements of operations is summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue:
Subscription	$211	$11	$553	$30
Professional services	239	78	701	160
Operating expenses:
Sales and marketing	2,920	404	9,057	1,079
Research and development	1,384	237	4,574	620
General and administrative	2,562	2,057	7,811	3,030
Total stock-based compensation expense	$7,316	$2,787	$22,696	$4,919
As of September 30, 2022, the unrecognized stock-based compensation expense related to outstanding unvested stock options was $12.1 million, which is expected to be recognized over a weighted-average period of 2.5 years.
As of September 30, 2022, the unrecognized stock-based compensation expense related to outstanding RSUs was $50.5 million which is expected to be recognized over the remaining weighted-average vesting period of approximately 3.0 years.
As of September 30, 2022, the unrecognized stock-based compensation expense related to outstanding stock purchase rights granted under the 2021 ESPP was $2.8 million which is expected to be recognized over 1.6 years.

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
The Company’s provision for income taxes was $0.3 million and $0.3 million for the three months ended September 30, 2022 and 2021, respectively, and $0.5 million and $0.6 million for the nine months ended September 30, 2022 and 2021, respectively, with an effective tax rate of (2.1)% and (2.9)% for the three months ended September 30, 2022 and 2021, respectively, and an effective tax rate of (1.0)% and (1.7)% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate differs from the U.S. statutory tax rate primarily due to the valuation allowance on the Company’s U.S. deferred tax assets.
The Company maintains a full valuation allowance against its U.S. deferred tax assets as of September 30, 2022. It regularly assesses the need for a valuation allowance against its net deferred tax assets. In making that assessment, the Company considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all of the deferred tax assets will not be realized. Due to cumulative losses over recent years and based on all available evidence, the Company has determined that it is more likely than not that its U.S. deferred tax assets will not be realized as of September 30, 2022.
The Company has elected to record taxes associated with its Global Intangible Low-Taxed Income as period costs if and when incurred.
On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (the Inflation Act) into law. The Inflation Act contains certain tax measures, including a corporate alternative minimum tax of 15% on some large corporations and an excise tax of 1% on corporate stock buy-backs. The Company does not expect the new law to have a material impact on its condensed consolidated financial statements.
10. Net Loss Per Share
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss attributable to common stockholders, basic and diluted	$(15,191)	$(9,636)	$(49,114)	$(33,803)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	144,211	19,558	143,347	18,798
Net loss per share attributable to common stockholders, basic and diluted	$(0.11)	$(0.49)	$(0.34)	$(1.80)
The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows (in thousands):

	September 30,
	2022	2021
Convertible preferred shares	—	110,851
Options and RSUs issued and outstanding	26,021	26,144
ESPP	243	—
Total antidilutive securities	26,264	136,995
For each of the periods presented where the Company reported a net loss, the effect of all potentially dilutive securities would be antidilutive, and as a result diluted net loss per common share is the same as basic net loss per common share.

USERTESTING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
11. Employee Benefit Plans
The Company maintains a retirement savings plan, established pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the Code). Participants may contribute up to applicable annual Code limits. The plan allows the Company to make matching contributions to eligible participants. The Company provided a matching contribution up to 4% of eligible participants’ compensation for the three and nine months ended September 30, 2022 and 2021. The plan provides for automatic salary deferrals of 5% of compensation each year. Participants are permitted to change their salary deferral percentage and waive the automatic deferral provision. All participants’ deferrals, rollovers and matching contributions are 100% vested when contributed. The Company recognized $0.8 million and $0.7 million in expenses related to the 401(k) match for the three months ended September 30, 2022 and 2021, respectively, and $2.6 million and $2.2 million for the nine months ended September 30, 2022 and 2021, respectively.
12. Restructuring
In July 2022, management approved, committed to and initiated a plan of termination that resulted in a reduction in the Company’s total full-time employee workforce by approximately 7%. The Company substantially completed this workforce reduction in the third quarter of 2022. As a result of this workforce reduction, the Company incurred a pre-tax cash charge of approximately $1.4 million for one-time termination benefits, which substantially consist of severance and were recorded to the restructuring expense line item within the Company’s condensed consolidated statements of operations. All charges associated with the workforce reduction were incurred and substantially paid in the third quarter of 2022.
13. Subsequent Event
On October 26, 2022, the Company entered into a definitive agreement to be acquired by Thoma Bravo, a leading software investment firm, and Sunstone Partners for $7.50 per share, in an all-cash transaction valued at approximately $1.3 billion. The transaction, which was unanimously approved by the Company’s board of directors, is currently expected to close in the first half of 2023, subject to customary closing conditions, including approval by the Company’s stockholders and the receipt of required regulatory approvals. Upon completion of the transaction, the Company’s common stock will no longer be publicly listed and the Company will become a privately held company.
The agreement includes a “go-shop” period expiring at 11:59 p.m. Pacific time on December 10, 2022, which allows the Company’s board of directors and its advisors to actively initiate, solicit and consider alternative acquisition proposals from third parties. The Company’s board of directors will have the right to terminate the merger agreement to enter into a superior proposal subject to the terms and conditions of the merger agreement. There can be no assurance that this “go-shop” will result in a superior proposal, and the Company does not intend to disclose developments with respect to the solicitation process unless and until it determines such disclosure is appropriate or otherwise required.
Pursuant to the agreement, the Company may be required to pay a termination fee of up to approximately $33.9 million, if the agreement is terminated under certain circumstances, and may be entitled to receipt of a termination fee of approximately $67.8 million, if the agreement is terminated under certain circumstances.

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
On October 26, 2022, we entered into a definitive agreement to be acquired by Thoma Bravo and Sunstone Partners for $7.50 per share, in an all-cash transaction valued at approximately $1.3 billion. The merger is currently expected to close in the first half of 2023, subject to customary closing conditions, including approval by our stockholders and required regulatory approvals. For more information see Note 13, “Subsequent Events,” in the notes to our condensed consolidated financial statements.
We generate revenue primarily from the sale of subscriptions to our platform, which accounted for over 90% of our total revenue during each of the three and nine months ended September 30, 2022 and 2021. Our subscription plan includes access to our platform including customer support. The substantial majority of our subscriptions are for a one year, non-cancelable term, with some large, multi-year subscriptions ranging up to three years and some small, short-term subscriptions of less than one year. Our contracts are typically billed annually in advance and we generally recognize subscription revenue ratably over the contract term.
We also generate revenue from professional services. Our professional services include research studies, training services, and strategy workshops. Professional services revenue comprised less than 10% of our total revenue during each of the three and nine months ended September 30, 2022 and 2021.
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

We have achieved significant growth in recent periods. Our total revenue for the three months ended September 30, 2022 and 2021 was $49.4 million and $38.6 million, respectively, representing period-over-period growth of 28%. Our total revenue for the nine months ended September 30, 2022 and 2021 was $142.8 million and $104.9 million, respectively, representing period-over-period growth of 36%. As we have grown our business, we have made significant investments in sales and marketing and research and development. As a result, our net loss was $15.2 million and $9.6 million for the three months ended September 30, 2022 and 2021, respectively, and $49.1 million and $33.8 million for the nine months ended September 30, 2022 and 2021, respectively.
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
Continuing to Grow Internationally
To further our international strategy and focus, we have sales offices in Edinburgh, Scotland covering the Europe, Middle East, and Africa region and Singapore covering the Asia-Pacific region. During the three and nine months ended September 30, 2022, approximately 21% of our total revenue came from customers outside the United States. International revenue for the three and nine months ended September 30, 2022 increased approximately 47% and 57%, respectively, compared to the prior year period. We believe international expansion will be a key growth driver for our business.
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
Customers

	September 30, 2022	December 31, 2021	September 30, 2021
Total Customers(1)	2,580	2,350	2,170
Large Customers	404	305	279
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
Net Dollar-based Retention Rate

	September 30, 2022	December 31, 2021	September 30, 2021
Net Dollar-based Retention Rate	107%	118%	119%
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
We define calculated billings, a non-GAAP financial measure, as total revenue plus the change in contract liabilities from the beginning to the end of the period. We typically invoice our customers annually in advance, and to a lesser extent quarterly in advance, for subscriptions to our platform. Calculated billings in any particular period generally reflect amounts invoiced to customers.

The following table sets forth our calculated billings and growth rate, and provides a reconciliation of revenue to calculated billings, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except percentages)		(in thousands, except percentages)
Revenue	$49,408	$38,645	$142,822	$104,914
Increase (decrease) in contract liabilities	(2,962)	5,346	5,879	16,784
Calculated billings (non-GAAP)	$46,446	$43,991	$148,701	$121,698
Year-over-year calculated billings growth rate	6%	49%	22%	50%
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

Restructuring
Restructuring expenses consist of one-time termination benefits, which substantially consist of severance.
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
Results of Operations
The following tables set forth selected condensed consolidated statements of operations data for each of the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Subscription	$47,517	$35,951	$135,900	$96,883
Professional services	1,891	2,694	6,922	8,031
Total revenue	49,408	38,645	142,822	104,914
Cost of revenue(1)(2):
Subscription	8,501	7,388	24,607	21,230
Professional services	2,402	2,124	7,114	6,247
Total cost of revenue	10,903	9,512	31,721	27,477
Gross profit	38,505	29,133	111,101	77,437
Operating expenses(1)(2):
Sales and marketing	29,662	23,384	93,049	62,512
Research and development	10,804	9,543	33,774	29,128
General and administrative	10,980	6,492	30,981	19,817
Restructuring	1,385	—	1,385	—
Total operating expenses	52,831	39,419	159,189	111,457
Loss from operations	(14,326)	(10,286)	(48,088)	(34,020)
Interest income, net	24	29	44	103
Other income (expense), net	(582)	896	(562)	683
Loss before provision for income taxes	(14,884)	(9,361)	(48,606)	(33,234)
Provision for income taxes	307	275	508	569
Net loss	$(15,191)	$(9,636)	$(49,114)	$(33,803)
_______________
(1)Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue:
Subscription	$211	$11	$553	$30
Professional services	239	78	701	160
Operating expenses:
Sales and marketing	2,920	404	9,057	1,079
Research and development	1,384	237	4,574	620
General and administrative	2,562	2,057	7,811	3,030
Total stock-based compensation expense	$7,316	$2,787	$22,696	$4,919
In September 2021, we granted RSUs to our employees which will vest based upon the satisfaction of both service-based and liquidity event-based vesting conditions. We recognize stock-based compensation expense associated with these RSUs, using an accelerated attribution method, beginning in November 2021, as the liquidity event-based vesting condition applicable to these RSUs was satisfied upon the effectiveness of our IPO in November 2021. We recognized stock-based compensation expense of $3.3 million and $11.9 million associated with these RSUs for the three and nine months ended September 30, 2022, respectively.
(2)Includes amortization of acquired intangible assets as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue:
Subscription	$21	$163	$63	$492
Operating expenses:
Sales and marketing	—	47	—	144
Research and development	43	43	128	130
General and administrative	—	—	—	—
Total amortization of acquired intangible assets	$64	$253	$191	$766
The following table sets forth selected condensed consolidated statements of operations data expressed as a percentage of revenue for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Subscription	96%	93%	95%	92%
Professional services	4	7	5	8
Total revenue	100	100	100	100
Cost of revenue:
Subscription	17	19	17	20
Professional services	5	6	5	6
Total cost of revenue	22	25	22	26
Gross profit	78	75	78	74
Operating expenses:
Sales and marketing	60	60	65	59
Research and development	22	25	24	28
General and administrative	22	17	22	19
Restructuring	3	—	1	—
Total operating expenses	107	102	112	106
Loss from operations	(29)	(27)	(34)	(32)
Interest income, net	—	—	—	—
Other income (expense), net	(1)	3	—	1
Loss before provision for income taxes	(30)	(24)	(34)	(31)
Provision for income taxes	1	1	—	1
Net loss	(31)%	(25)%	(34)%	(32)%
Comparison of the Three and Nine Months Ended September 30, 2022 and 2021
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Subscription	$47,517	$35,951	$11,566	32%	$135,900	$96,883	$39,017	40%
Professional services	1,891	2,694	(803)	(30)%	6,922	8,031	(1,109)	(14)%
Total revenue	$49,408	$38,645	$10,763	28%	$142,822	$104,914	$37,908	36%
Total revenue for the three and nine months ended September 30, 2022 increased by $10.8 million and $37.9 million, or 28% and 36%, respectively, as compared to the three and nine months ended September 30, 2021 primarily due to the increase in subscription revenue described below.
Subscription revenue for the three and nine months ended September 30, 2022 increased by $11.6 million and $39.0 million, or 32% and 40%, respectively, as compared to the three and nine months ended September 30, 2021. The increase was primarily due to net growth with existing customers, as reflected in our net revenue dollar-based retention rate of 107% as of September 30, 2022, and sales to new customers as reflected by the increase in our total customers to 2,580 as of September 30, 2022 compared to 2,170 as of September 30, 2021. The increase in subscription revenue was also impacted by the sales tax adjustments that resulted in a $1.0 million net increase in subscription revenue for the nine months ended September 30, 2022 primarily due to the favorable resolution of potential sales tax liabilities. Excluding the $1.0 million favorable sales tax adjustments, subscription revenue would have been $134.9 million for the nine months ended September 30, 2022, up 39% as compared to $96.9 million for the nine months ended September 30, 2021. See Note 4 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details regarding the sales tax reversal.

Professional services revenue for the three and nine months ended September 30, 2022 decreased by $0.8 million and $1.1 million, or 30% and 14%, respectively, as compared to the three and nine months ended September 30, 2021. The decrease was primarily due to the amount of professional services engagements sold and the timing of the performance of those services as customers requested to have more services completed in the three and nine months ended September 30, 2021 as compared to the three and nine months ended September 30, 2022.
Cost of Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Subscription	$8,501	$7,388	$1,113	15%	$24,607	$21,230	$3,377	16%
Professional services	2,402	2,124	278	13%	7,114	6,247	867	14%
Cost of revenue	10,903	9,512	1,391	15%	31,721	27,477	4,244	15%
Gross Profit	$38,505	$29,133	$9,372	32%	$111,101	$77,437	$33,664	43%
Gross Margin:
Subscription	82%	79%			82%	78%
Professional Services	(27)%	21%			(3)%	22%
Total gross margin	78%	75%			78%	74%
Cost of revenue for the three and nine months ended September 30, 2022 increased by $1.4 million and $4.2 million, or 15% in each period, as compared to the three and nine months ended September 30, 2021, respectively, primarily due to the increase in subscription cost of revenue described below.
Subscription cost of revenue for the three and nine months ended September 30, 2022 increased by $1.1 million and $3.4 million, or 15% and 16%, respectively, as compared to the three and nine months ended September 30, 2021, primarily driven by increased personnel-related costs of $0.9 million and $3.2 million for the three and nine months ended September 30, 2022, respectively.
Professional services cost of revenue for the three and nine months ended September 30, 2022 increased by $0.3 million and $0.9 million, or 13% and 14%, respectively, as compared to the three and nine months ended September 30, 2021, primarily driven by increased personnel-related costs.
Operating Expenses
Sales and Marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$29,662	$23,384	$6,278	27%	$93,049	$62,512	$30,537	49%
Percentage of revenue	60%	60%		—%	65%	59%		6%
Sales and marketing expenses for the three and nine months ended September 30, 2022 increased by $6.3 million and $30.5 million, or 27% and 49%, respectively, as compared to the three and nine months ended September 30, 2021. The increase in sales and marketing expenses was primarily attributable to an increase in personnel-related expenses of $5.5 million and $25.0 million for the three and nine months ended September 30, 2022, respectively, due to increased headcount, from 309 as of September 30, 2021 to 369 as of September 30, 2022, to support the growth in our sales force and customer success organization, and partly due to the recognition of $1.4 million and $4.7 million in stock-based compensation expense for the three and nine months ended September 30, 2022, respectively, using an accelerated attribution method for RSUs granted prior to our IPO, as the liquidity event-based vesting condition applicable to such RSUs was satisfied upon the effectiveness of our IPO in November 2021. The remaining increase in sales and marketing expenses for the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021 was mainly attributed to an increase in travel and entertainment expenses of $1.1 million and $2.6 million for the three and nine months ended September 30, 2022, respectively, and an increase in office expenses of $0.5 million and $1.8 million for the three and nine months ended September 30, 2022, respectively, partially offset by a decrease in non-personnel costs in demand generation, branding, and product awareness of $1.1 million for the three months ended September 30, 2022.
Research and Development

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Research and development	$10,804	$9,543	$1,261	13%	$33,774	$29,128	$4,646	16%
Percentage of revenue	22%	25%		(3)%	24%	28%		(4)%
Research and development expenses for the three and nine months ended September 30, 2022 increased by $1.3 million and $4.6 million, or 13% and 16%, respectively, as compared to the three and nine months ended September 30, 2021. The increase in research and development expenses was primarily attributable to an increase of $1.2 million and $5.4 million in personnel-related expenses for the three and nine months ended September 30, 2022, respectively, due to increased headcount for the development of our platform, from 166 as of September 30, 2021 to 180 as of September 30, 2022, and partly due to the recognition of $0.4 million and $2.1 million in stock-based compensation expense for the three and nine months ended September 30, 2022, respectively, using an accelerated attribution method for RSUs granted prior to our IPO, as the liquidity event-based vesting condition applicable to such RSUs was satisfied upon the effectiveness of our IPO in November 2021. The increase in research and development expense for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 was also due to an increase in office expenses of $0.7 million, partially offset by a $1.6 million decrease in professional and outside services used to support our research and maintain our platform and infrastructure.
General and Administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$10,980	$6,492	$4,488	69%	$30,981	$19,817	$11,164	56%
Percentage of revenue	22%	17%		5%	22%	19%		3%
General and administrative expenses for the three and nine months ended September 30, 2022 increased by $4.5 million and $11.2 million, or 69% and 56%, respectively, as compared to the three and nine months ended September 30, 2021. The increase in general and administrative expenses was primarily attributable to an increase of $0.5 million and $4.8 million in stock-based compensation expense for the three and nine months ended September 30, 2022, respectively, substantially due to the recognition of stock-based compensation expense using an accelerated attribution method for RSUs granted prior to our IPO, as the liquidity event-based vesting condition applicable to such RSUs was satisfied upon the effectiveness of our IPO in November 2021. The remaining increase in general and administrative expenses for the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021 was mainly due to an increase in office expenses of $1.0 million and $3.2 million for the three and nine months ended September 30, 2022, respectively, and an increase in professional and outside services to support our overall business growth of $1.2 million and $2.2 million for the three and nine months ended September 30, 2022, respectively. The increase in general and administrative expenses for the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021 was partly due to a decrease of $2.1 million and $1.0 million, respectively, in reversal of sales and use tax accruals including related penalties and interest, previously recognized as general and administrative expense. See Note 4 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further details regarding the sales tax reversal.

Restructuring

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Restructuring	$1,385	$—	$1,385	100%	$1,385	$—	$1,385	100%
Percentage of revenue	3%	—%		3%	1%	—%		1%
Restructuring expenses for the three and nine months ended September 30, 2022 were related to the workforce reduction implemented in July 2022. For additional information regarding our restructuring activities, see Note 12 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Non-GAAP Gross Profit and Gross Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)
GAAP gross profit	$38,505	$29,133	$111,101	$77,437
GAAP gross margin	78%	75%	78%	74%
Adjustments:
Stock-based compensation expense	450	89	1,254	190
Amortization of acquired intangible assets	21	163	63	492
Non-GAAP gross profit	$38,976	$29,385	$112,418	$78,119
Non-GAAP gross margin	79%	76%	79%	74%
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

Non-GAAP Operating Loss and Operating Loss Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)
GAAP operating loss	$(14,326)	$(10,286)	$(48,088)	$(34,020)
GAAP operating loss margin	(29)%	(27)%	(34)%	(32)%
Adjustments:
Stock-based compensation expense	7,316	2,787	22,696	4,919
Amortization of acquired intangible assets	64	253	191	766
Reversal of sales and use tax accruals, penalties and interest	—	(2,122)	(1,157)	(2,122)
Restructuring	1,385	—	1,385	—
Non-GAAP operating loss	$(5,561)	$(9,368)	$(24,973)	$(30,457)
Non-GAAP operating loss margin	(11)%	(24)%	(17)%	(29)%
We define non-GAAP operating loss as operating loss excluding stock-based compensation expense, amortization of certain acquired intangible assets, reductions to general and administrative expenses relating to reversals of sales and use tax accruals and related penalties and interest (as described in Note 4 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q), and restructuring expenses. We use non-GAAP operating loss as a key performance measure because we believe it facilitates operating performance comparisons from period to period by excluding potential differences primarily caused by the impact of stock-based compensation expense, amortization of acquired intangible assets, reversals of prior sales and use tax accruals and related penalties and interest, and restructuring expenses. Non-GAAP operating loss margin is calculated as non-GAAP operating loss divided by total revenue. We use non-GAAP operating loss and non-GAAP operating loss margin in conjunction with traditional GAAP measures to evaluate our financial performance. We plan to continue to invest in growth and expansion, which could impact our non-GAAP operating loss and non-GAAP operating loss margin.
Free Cash Flow

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)
Net cash used in operating activities	$(487)	$(7,159)	$(17,268)	$(26,005)
Add: Purchases of property and equipment	(18)	(984)	(713)	(1,955)
Free cash flow	$(505)	$(8,143)	$(17,981)	$(27,960)
Free cash flow margin	(1)%	(21)%	(13)%	(27)%
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
Liquidity and Capital Resources
As of September 30, 2022 and December 31, 2021, our principal sources of liquidity were cash and cash equivalents of $164.6 million and $178.4 million, respectively, which were held for working capital purposes. Our cash and cash equivalents primarily consist of cash deposited in money market or holding accounts with financial institutions.
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

Additionally, as of September 30, 2022, we had a revolving line of credit to obtain up to $5.5 million in debt financing. As of September 30, 2022 and December 31, 2021, we had no outstanding borrowings under our revolving line of credit. Our principal uses of cash in recent periods have been to fund our operations, invest in research and development, and to purchase investments.
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
There were no material changes outside of the ordinary course of business in our commitments and contractual obligations for the three and nine months ended September 30, 2022 from the commitments and contractual obligations disclosed in the section titled “Management's Discussion and Analysis of Financial Condition and Results of Operations,” set forth in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 4, 2022.
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
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(17,268)	$(26,005)
Net cash used in investing activities	(713)	(2,105)
Net cash provided by (used in) financing activities	4,169	(3,969)
Operating Activities
Net cash used in operating activities of $17.3 million for the nine months ended September 30, 2022 was primarily due to net loss of $49.1 million, partially offset by noncash charges for stock-based compensation of $22.7 million, amortization of deferred contract acquisition costs of $6.9 million, depreciation and amortization of $1.1 million, and provision for allowance for doubtful accounts of $0.7 million. Changes in operating assets and liabilities increased cash flows from operations by $0.4 million primarily due to a decrease in accounts receivable of $13.2 million, and an increase in contract liabilities of $5.9 million, partially offset by a decrease in accounts payable and accrued liabilities of $9.3 million, an increase in deferred contract acquisition costs of $6.7 million, and an increase in prepaid expenses and other assets of $2.7 million.
Net cash used in operating activities of $26.0 million for the nine months ended September 30, 2021 was primarily due to net loss of $33.8 million, partially offset by noncash charges for stock-based compensation of $4.9 million, amortization of deferred contract acquisition costs of $4.8 million, depreciation and amortization of $1.2 million, and provision for allowance for doubtful accounts of $0.2 million. Changes in operating assets and liabilities decreased cash flows from operations by $3.2 million primarily due to an increase in deferred contract acquisition costs of $9.0 million, an increase in accounts receivable of $7.3 million due to increases in subscriptions, an increase in prepaid expenses and other current assets of $2.9 million, and a decrease in accounts payable and accrued liabilities of $1.4 million, partially offset by an increase in contract liabilities of $16.8 million from increases in subscriptions, and an increase in other liabilities of $0.6 million.
Investing Activities
Net cash used in investing activities of $0.7 million for the nine months ended September 30, 2022 was related to capital expenditures of $0.7 million to support ongoing operations.
Net cash used in investing activities of $2.1 million for the nine months ended September 30, 2021 was related to capital expenditures of $2.0 million to support ongoing operations and an acquisition of acquired intangible assets for $0.2 million.
Financing Activities
Net cash provided by financing activities of $4.2 million for the nine months ended September 30, 2022 was primarily related to the proceeds received from the exercise of stock options of $2.2 million and shares issued and purchased under the 2021 Employee Stock Purchase Plan (2021 ESPP) of $2.0 million, partially offset by the payment of offering costs related to the IPO of $0.1 million.
Net cash used in financing activities of $4.0 million for the nine months ended September 30, 2021 was primarily related to the payment of offering costs related to the IPO of $4.0 million and payment of deferred purchase consideration of $1.8 million, partially offset by the proceeds received from the exercise of stock options of $1.8 million.
Debt Obligations
In June 2021, we entered into a Fifth Loan and Security Modification Agreement with Western Alliance, which provides us the ability to borrow up to $5.5 million, maturing on June 18, 2024 and which accrues interest at a per annum rate equal to the greater of 3.25% and the prime rate as reported in The Wall Street Journal or such other rate of interest publicly announced from time to time by Western Alliance as its prime rate (6.25% at September 30, 2022 and 3.25% at December 31, 2021). Pursuant to this agreement, we are required to maintain at all times unrestricted cash with Western Alliance in an amount equal to at least $5.5 million.
As of September 30, 2022 and December 31, 2021, we had no outstanding borrowings pursuant to the above credit facility and were in compliance with the above agreement with Western Alliance.
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
Contract liabilities consist of deferred revenue and customer deposits. Deferred revenue represents billings under noncancellable contracts that have been invoiced in advance of revenue recognition and the balance is recognized as revenue when transfer of control to customers has occurred or services have been provided. Customer deposits consist of billings for anticipated revenue generating activities in advance of the start of the contractual term or for the portion of a contract term that is subject to cancellation and refund. Revenue is deferred when we have the right to invoice in advance of performance under a customer contract. The current portion of deferred revenue and customer deposits are recognized during the following 12-month period, provided the customers with cancellable contracts do not invoke their termination rights. As of September 30, 2022 and December 31, 2021, our contract liabilities were $96.8 million and $91.0 million, respectively. The amount of revenue recognized during the nine months ended September 30, 2022 and 2021 that was included in contract liabilities at the beginning of each period was $83.6 million and $57.5 million, respectively.
Remaining Performance Obligations
The terms of our subscription agreements are primarily annual and, to a lesser extent, multi-year. Our subscription agreements are generally noncancellable. Revenue allocated to remaining performance obligation represents noncancellable contracted revenue that has not yet been recognized and includes deferred revenue and unbilled amounts that will be recognized as revenue in future periods. Unbilled portions of the remaining performance obligation denominated in foreign currencies are revalued each period based on the period-end exchange rates. Cancellable remaining performance obligations, which includes customer deposits, are not included in our remaining performance obligation disclosure. Unbilled portions of the remaining performance obligation are subject to future economic risks including bankruptcies, regulatory changes, and other market factors. As of September 30, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $119.8 million. As of September 30, 2022, we expect to recognize the significant majority of our remaining performance obligations as revenue over the subsequent twelve months, and the remainder over 24 months. The remaining performance obligations exclude customer deposits and unbilled amounts of cancellable contracted revenue of $5.9 million as of September 30, 2022.
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
We periodically review these costs capitalized to obtain revenue contracts to determine whether events or changes in circumstances have occurred that could impact the recoverability of the asset. There were no impairment losses recorded during the three and nine months ended September 30, 2022 and 2021.

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
Stock-Based Compensation
We recognize stock-based compensation expense for all stock-based awards, including stock options, restricted stock awards (RSAs), and restricted stock units (RSUs) granted to employees, directors, and non-employees, and stock purchase rights granted under our 2021 ESPP to employees, using the fair value recognition and measurement provisions, in accordance with applicable accounting standards, which requires compensation expense for the grant-date fair value of stock-based awards to be recognized over the requisite service period. We account for forfeitures when they occur. We estimate the fair values of each stock option and stock purchase right under the 2021 ESPP on the date of grant using the Black-Scholes option pricing model utilizing the assumptions noted below. The expected term of the stock options is based on the average period the stock options are expected to remain outstanding, calculated as the midpoint of the vesting term and the contractual expiration period, as we did not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. The expected term for a stock purchase right under the 2021 ESPP is the applicable purchase periods within an offering period. The expected stock price volatility for our stock was determined by examining the historical volatilities of our industry peers as we did not have a relevant trading history of our common stock.
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
The assumptions used under the Black-Scholes option pricing model to calculate the estimated fair value of stock options granted to employees are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Fair value of common stock	*	$ 10.97 — $ 17.04	*	$ 3.88 — $ 17.04
Risk-free interest rate	*	0.94% — 1.00%	*	0.95% — 1.05%
Expected term (years)	*	5.84 — 6.08	*	5.73 — 6.08
Expected volatility	*	55.24% — 56.82%	*	54.04% — 56.82%
Expected dividend yield	*	None	*	None
____________
* No stock options were granted during the periods presented.

The following table summarizes the assumptions used to calculate the estimated fair value of stock purchase rights granted under the 2021 ESPP using the Black-Scholes-Merton option pricing model:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Fair value of common stock	*	*	$ 4.52	*
Risk-free interest rate	*	*	1.54% — 2.66%	*
Expected term (years)	*	*	0.49 — 1.99	*
Expected volatility	*	*	53.74% — 60.64%	*
Expected dividend yield	*	*	None	*
____________
* No stock purchase rights were granted under the 2021 ESPP during the periods presented.
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
Interest Rate Risk
We had cash and cash equivalents of $164.6 million as of September 30, 2022. Cash and cash equivalents primarily consist of cash deposited in money market or holding accounts with financial institutions that have an original maturity of three months or less. Cash and cash equivalents are held for working capital purposes. Such interest-earning instruments carry a degree of interest rate risk. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. Due to the short-term nature of our investments, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on our historical consolidated financial statements.
We did not have any outstanding debt under our credit facility as of September 30, 2022. The revolving line of credit accrues interest on the daily outstanding balance at a per annum rate equal to the greater of 3.25% and the prime rate as reported in The Wall Street Journal or such other rate of interest publicly announced from time to time by Western Alliance as its prime rate (6.25% at September 30, 2022) and will mature on June 18, 2024.
Foreign Currency and Exchange Risk
We are not currently subject to significant foreign currency exchange risk as our U.S. and international sales are predominantly denominated in U.S. dollars as the functional currency of our foreign subsidiaries is the U.S. dollar. Monetary assets and liabilities are remeasured using foreign currency exchange rates at the end of the period, and non-monetary assets are remeasured based on historical exchange rates. Gains and losses due to foreign currency are the result of either the remeasurement of subsidiary balances or transactions denominated in currencies other than the foreign subsidiaries’ functional currency and are included in other income (expense), net in our statement of operations. Our results of current and future operations are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our historical condensed consolidated financial statements for the three and nine months ended September 30, 2022 and 2021. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.
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
Summary of Risk Factors
Some of the more material risks that we face include:
•The announcement and pendency of our agreement to be acquired by Thoma Bravo could have an adverse effect on our business.
•The failure to complete the merger with Thoma Bravo could adversely affect our business.
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
Risks Related to Our Business and Industry
The announcement and pendency of our agreement to be acquired by Thoma Bravo could have an adverse effect on our business.
On October 26, 2022, we entered into a definitive agreement to be acquired by Thoma Bravo and Sunstone Partners for $7.50 per share, in an all-cash transaction. Uncertainty about the effect of the proposed merger on our employees, customers, contributors and partners may have an adverse effect on our business and operations that may be material to our company. Our employees may experience uncertainty about their roles following the merger. Moreover, there can be no assurance we will be able to attract and retain key talent, including senior leaders, to the same extent that we have previously been able to attract and retain employees. Any loss or distraction of such employees could have a material adverse effect on our business and operations. In addition, we have diverted, and will continue to divert, significant management attention and resources towards the completion of the merger, which could materially adversely affect our business, operating results, and financial condition.
Our customers and contributors may experience uncertainty associated with the merger, including with respect to concerns about possible changes to our platform, products and services or policies. Similarly, our partners may experience uncertainty associated with the merger, including with respect to current or future business relationships with us. Uncertainty may cause customers to refrain from purchasing our products and services, and partners may seek to change existing business relationships, which could result in an adverse effect on our business, operating results, and financial condition in a way that may be material to our company.
Pursuant to the terms of the merger agreement, we are subject to certain restrictions on the conduct of our business, including the ability in certain cases to enter into contracts, acquire or dispose of assets, incur indebtedness or incur capital expenditures, until the merger becomes effective or the merger agreement is terminated. These restrictions may prevent us from taking actions with respect to our business that we may consider advantageous and result in our inability to respond effectively to competitive pressures and industry developments, and may otherwise harm our business, operating results, and financial condition.
The failure to complete the merger with Thoma Bravo could adversely affect our business.
Completion of the merger with Thoma Bravo is subject to conditions beyond our control that may prevent, delay or otherwise adversely affect its completion in a material way, including the expiration or termination of applicable waiting periods under antitrust and competition laws and similar competition approvals or consents that must be obtained from regulatory entities. If the merger or a similar transaction is not completed, the share price of our common stock may drop to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed. In addition, if the merger agreement is terminated under certain circumstances, including by us in order to enter into a superior proposal or by Thoma Bravo because our board of directors withdraws its recommendation in favor of the merger, we will be required to pay Thoma Bravo a termination fee of up to $33.9 million. Further, a failure to complete the merger may result in negative publicity and a negative impression of us in the investment community. Any disruption to our business resulting from the announcement and pendency of the merger and from intensifying competition from our competitors, including any adverse changes in our relationships with our customers, contributors and partners, could continue or accelerate in the event of a failure to complete the merger. There can be no assurance that our business, these relationships or our financial condition will not be adversely affected, as compared to the condition prior to the announcement of the merger, if the merger is not consummated.

We have a history of losses, anticipate increasing our operating expenses in the future, and may not achieve or sustain profitability. If we cannot achieve and sustain profitability, our business, operating results, and financial condition will be adversely affected.
We have incurred net losses in each fiscal year since inception, we expect to incur net losses for the foreseeable future, and we may not achieve or sustain profitability in the future. We incurred net losses of $49.1 million and $33.8 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022 and December 31, 2021, we had an accumulated deficit of $252.3 million and $203.2 million, respectively. We expect to make significant future expenditures related to the development and expansion of our business, including acquiring new customers, expanding relationships with existing customers across core and new departments, expanding our global footprint, innovating and expanding our platform, growing our sales and marketing investments, expanding our operations and infrastructure both domestically and internationally, attracting and retaining our community of contributors, and in connection with legal, tax, accounting, and other administrative and compliance expenses related to operating as a public company. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. While our revenue has grown in recent years, if our revenue declines or fails to grow at a rate faster than these increases in our operating expenses, we may not be able to achieve or sustain profitability in future periods. As a result, we may continue to generate losses. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain profitability in any given period, or at all.
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
During the nine months ended September 30, 2022 and 2021, sales and marketing expenses represented approximately 65% and 59% of our total revenue, respectively. We plan to continue expanding our sales efforts, both domestically and internationally, but we may be unable to hire qualified sales personnel, may be unable to successfully train those sales personnel that we are able to hire, and sales personnel may not become fully productive on the timelines that we have projected or at all. Additionally, although we dedicate significant resources to sales and marketing programs, these sales and marketing programs may not have the desired effect and may not expand sales. We cannot assure you that our efforts would result in attracting new customers, increased sales to existing customers, and additional revenue. If our efforts to attract new customers or expand within existing customers are not successful, our business, operating results, and financial condition would be adversely affected.
The vast majority of our subscription arrangements typically have a one-year, non-cancelable term but may be longer or shorter in limited circumstances, with some large, multi-year contracts ranging up to three years. Our customers generally have no obligation to renew their subscriptions after the expiration of their initial subscription period. Moreover, our customers that do renew their subscriptions may renew for less seats or usage amounts or for shorter subscription periods. Customer renewals may decline or fluctuate as a result of a number of factors, including the reductions in our customers’ spending levels, higher volumes of usage purchased upfront relative to actual usage during the subscription term, changes in customers’ business models and use cases, our customers’ satisfaction or dissatisfaction with our platform, the value that our customers derive from our platform and the CxNs they collect, our pricing or pricing structure, the pricing or capabilities of competitive products or services, or the effects of global economic conditions, including weakened economic conditions as a result of the COVID-19 pandemic and increasing inflation. If our customers do not renew their agreements with us, or renew on terms less favorable to us, our revenue may decline.
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
•foreign exchange fluctuations, including as a result of the U.S. dollar strengthening against other major currencies;
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
Our operating results may vary based on the impact of changes in our industry or the economy more generally on us or our customers. Our business and operating results depend on demand for information technology generally and for customer experience software solutions platforms in particular, which in turn is influenced by the scale of business that our customers are conducting. Weak economic conditions, either in the U.S. or internationally, including as a result of changes in gross domestic product growth, financial and credit market fluctuations, including recent volatility and disruptions in the capital and credit markets and rising interest rates and increasing effects of inflation, political turmoil, natural catastrophes, domestic or geopolitical crises, such as terrorism, military conflict, war, including the conflict between Russia and Ukraine, or the perception that hostilities may be imminent, and public health crises, such as the COVID-19 pandemic, and related public health measures, have caused, and could continue to cause, a decrease in business investments, including spending on information technology generally.
The United States has recently experienced historically high levels of inflation. The existence of inflation in the United States and global economy has and may continue to result in higher interest rates and capital costs, shipping costs, supply shortages, increased costs of labor, weakening exchange rates and other similar effects. If the inflation rate continues to remain elevated, it will likely affect our expenses, especially employee compensation. Inflation and related increases in interest rates could also increase our customers’ operating costs, which could result in reduced spending budgets, less demand for our platform, products and services, or delays in new orders, renewals or payments due to us.
Governments are raising interest rates and implementing fiscal policy interventions in response to high levels of inflation. Even if these interventions lower inflation, they may also reduce economic growth rates, create recessions and increase unemployment rates. This could have an adverse effect on our business, operating results and financial condition. For example, if our customers were to reduce their spending budgets or workforce in response to deteriorating economic conditions, they may not purchase or renew subscriptions to our platform or may renew for fewer users.
The impact of economic conditions, including the ongoing effects of COVID-19, increasing inflation and potential regional or global recessions could materially and adversely affect our business, operating results and financial condition in a number of ways, including by reducing sales, lengthening sales cycles and requiring us to lower prices for subscriptions to our platform. To the extent that weak economic conditions continue to result in our existing customers or potential customers to reduce their budget for customer experience solutions platforms or to perceive spending on such systems as discretionary, demand for our platform may be adversely affected. Moreover, customers and potential customers may require extended billing terms and other financial concessions, which would limit our ability to grow our business and adversely affect our business, operating results, and financial condition.
We have experienced rapid growth and expect to invest in our growth for the foreseeable future. If we fail to manage our growth effectively, then our business, operating results, and financial condition would be adversely affected.
We have experienced rapid growth in recent periods, and we expect to continue to invest broadly across our organization to support our growth. Our total revenue has grown from $104.9 million for the nine months ended September 30, 2021 to $142.8 million for the nine months ended September 30, 2022. During this period, the number of our employees has grown from 705 as of September 30, 2021 to 810 as of September 30, 2022. Although we have experienced rapid growth historically, we may not sustain our current growth rates, nor can we assure you that our investments to support our growth will be successful. The growth and expansion of our business will require us to invest significant financial and operational resources and the continuous dedication of our management team.
We plan to continue to expand our international operations into more countries in the future, which will place additional demands on our resources and operations. The growth and expansion of our business has placed and continues to place a significant strain on our management, operations, financial infrastructure, and corporate culture. In the event of further growth of our business, our information technology systems and our internal controls and procedures may not be adequate to support our operations. We have also experienced significant growth in the number of customers, transactions, and amount of data that our platform and our associated hosting infrastructure support. For example, we had 404 customers with at least $100,000 of ARR as of September 30, 2022, reflecting growth of 45% from September 30, 2021.
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
A key element of our strategy is to invest significantly in our research and development efforts to improve and develop new solutions and rapidly introduce new technologies, features, and functionality of our platform. Our research and development expenses were 24% and 28% of our total revenue for the nine months ended September 30, 2022 and 2021, respectively. If we do not spend our research and development budget efficiently or effectively on compelling innovation and technologies, our business may be harmed and we may not realize the expected benefits of our strategy. Moreover, research and development projects can be technically challenging, time-consuming, and expensive. The nature of these research and development cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we are able to offer compelling platform updates and generate revenue, if any, from such investment. Additionally, anticipated demand for an enhancement to our platform could fail to materialize after the development cycle has commenced, and we would nonetheless be unable to avoid substantial costs associated with the development of any such platform enhancement. If we expend a significant amount of resources on research and development and our efforts do not lead to the successful enhancement of our platform that is competitive in our current or future markets, our business, operating results, and financial condition could be adversely affected.
Our long-term success depends, in part, on our ability to expand the sales of our platform to customers located outside of the United States and our current, and any further, expansion of our international operations exposes us to risks that could have a material adverse effect on our business, operating results, and financial condition.
We have been recognizing increased revenue from international sales, and we conduct our business activities in various foreign countries. We currently have operations in North America, Europe, and Asia. In the nine months ended September 30, 2022 and 2021, we derived approximately 21% and 18% of our total revenue, respectively, from customers located outside the United States. Our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple cultures, customs, legal systems, regulatory systems, and commercial infrastructures. International expansion will require us to invest significant funds and other resources. Our operations in international markets may not develop at a rate that supports our level of investment. Expanding internationally may subject us to new risks that we have not faced before or increase risks that we currently face, including risks associated with:
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
•economic or political instability in countries where we may operate, including, for example, economic and political instability caused by the war in Ukraine;

•unfavorable global macro-economic conditions, including the effects of inflation, rising interest rates and market volatility on the global economy;
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
In addition, changes in tax laws and regulations in federal, state, local, and foreign jurisdictions could have material adverse impacts on our business, cash flows, operating results, or financial condition, and could materially affect our tax obligations and effective tax rate. For example, U.S. tax legislation enacted on December 22, 2017, informally titled the Tax Cuts and Jobs Act (the Tax Cuts and Jobs Act), significantly reformed the Internal Revenue Code of 1986, as amended (the Code). This legislation, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest and the use of net operating losses (NOLs) generated in tax years beginning after December 31, 2017, allows for the expensing of capital expenditures and puts into effect the migration from a “worldwide” system of taxation to a “territorial system.” The Tax Cuts and Jobs Act is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury and the Internal Revenue Service, any of which could lessen or increase certain adverse impacts of the legislation. As we maintain a full valuation allowance against our U.S. federal and state NOL carryforwards, these changes did not impact our consolidated balance sheet as of September 30, 2022. However, in future years, if a deferred tax asset is recognized related to our NOL carryforwards, the changes in the carryforward/carryback periods as well as the new limitation on use of NOL carryforwards may significantly impact our valuation allowance assessments for NOL carryforwards generated after December 31, 2017. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities. Also, governments in certain countries where we do business have enacted legislation in response to the COVID-19 pandemic, including the Coronavirus Aid, Relief, and Economic Security Act enacted by the United States on March 27, 2020. The legislative developments did not have a material impact on our provision for income taxes for the three and nine months ended September 30, 2022 and 2021. Additionally, the Inflation Reduction Act of 2022, enacted on August 16, 2022, further amended federal tax code, imposing a 15% minimum tax on “adjusted financial statement income” of certain corporations as well as an excise tax on the repurchase or redemption of stock by certain corporations, beginning in the 2023 tax year.

The various provisions of the Inflation Reduction Act of 2022 do not have a material impact on our consolidated financial statements.
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
In addition, there were 19,944,066 shares of common stock issuable upon the exercise of stock options outstanding and 6,077,298 shares subject to RSUs as of September 30, 2022. We have filed a registration statement to register shares reserved for future issuance under our equity compensation plans. The shares of common stock will become eligible for sale in the public market to the extent such options are exercised, subject to compliance with applicable securities laws.
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
•we anticipate continuing to incur costs in returning to work from our facilities around the world, including changes to the workplace, such as space planning, food service, and amenities;
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description of Document	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of October 26, 2022, by and among UserTesting, Inc., Thunder Holdings, LLC and Thunder Merger Sub, Inc.	8-K	001-41049	2.1	10/27/2022

3.1	Restated Certificate of Incorporation.	10-K	001-41049	3.1	3/4/2022

3.2	Restated Bylaws.	10-K	001-41049	3.2	3/4/2022

4.1	Form of Common Stock certificate.	S-1/A	333-260224	4.1	11/8/2021

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101).					X
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
Dated: October 31, 2022

UserTesting, Inc.

By:	/s/ Andrew MacMillan
Name:	Andrew MacMillan
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jon Pexton
Name:	Jon Pexton
Title:	Chief Financial Officer (Principal Financial Officer)